Form 10QSB/A
period 1999-03-31
FUNDAE CORP
filed 1999-06-02
CIK 1078352

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                             Form 10-QSB AMENDMENT 1

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

Securities to be registered under Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered

         None                                           None
----------------------------              -----------------------------
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

                                     PART I

Item 1.           Financial Statements





FUNDAE CORPORATION


Table of Contents



Balance Sheet............................................F-2

Statement of Operations and Accumulated Deficit .........F-3

Statement of Cash Flows .................................F-4

Notes to Financial Statements ...........................F-5 - 6


FUNDAE CORPORATION
( A Development Stage Company)

BALANCE SHEET



March 31,                                                                  1999
-------------------------------------------------------------------------------

ASSETS
Current Assets:
    Cash                                                          $      16,000
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     16,000
--------------------------------------------------------------------------------

                                                                  $      16,000
--------------------------------------------------------------------------------


LIABILITIES

Current Liabilities:
                                             Accrued expenses     $       2,737
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 2,737
--------------------------------------------------------------------------------

                                                                          2,737
-------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
  1,400,000  shares issued and  outstanding 140 Preferred stock
  No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                     -

    Additional paid-in-capital                                           33,360
    Accumulated (deficit)
                                                                        (20,237)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               13,263
--------------------------------------------------------------------------------

                                                                 $       16,000
--------------------------------------------------------------------------------



                See Accompaning Notes to Financial Statements


FUNDAE CORPORATION
( A Development Stage Company)

STATEMENT OF OPERATIONS AND
    ACCUMULATED DEFICIT




For the three months ended March 31,                                      1999
----------------------------------------------------------      ----------------
Revenues                                                        $             -
----------------------------------------------------------      ----------------


Operating expenses:
    Professional fees                               5,500

    Taxes and licenses                              1,237                 6,737
--- ------------------------------------------------------      ----------------

Loss before income taxes
                                                                         (6,737)
Income  taxes                                                                 -
----------------------------------------------------------      ----------------

Net loss
                                                                         (6,737)

Accumulated deficit - January 1, 1999                                   (13,500)
----------------------------------------------------------      ----------------

Accumulated deficit - March 31, 1999                             $      (20,237)
----------------------------------------------------------      ----------------

Net loss per share                                              $        (0.005)
----------------------------------------------------------      ----------------



                See Accompaning Notes to Financial Statements


FUNDAE CORPORATION
(A Development Stage Company)

Statement of Cash Flows





For the three months ended March 31,                                       1999
----------------------------------------------------------------  --------------
Operating Activities:
     Net loss                                                     $      (6,737)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase (decrease) in:
                 Accrued expenses                                         2,737

---- --- --- --- -----------------------------------------------  --------------

Net cash used by operating activities
                                                                         (4,000)
----------------------------------------------------------------  --------------

Financing activities:
     Issuance of Common Stock                                            20,000
---- -----------------------------------------------------------  --------------

Net cash provided by financing activities                                20,000
----------------------------------------------------------------  --------------

Net increase in cash                                                     16,000
----------------------------------------------------------------  --------------

Cash - March 31, 1999                                             $      16,000
----------------------------------------------------------------  --------------








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

Fundae Corporation
Notes to Financial Statements

Interim Financial Statements

The March 31, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

The amount recorded as deferred tax assets as of March 31, 1999 is $19,237, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward- looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

Exhibit No.                Description
-------------------------------------------

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

                                   Fundae Corporation


Date: May 17, 1999                 BY:  /s/ A.  RENE DERVAES
                                      ----------------------
                                    A. Rene Dervaes, Jr., President
                                    and Chief Financial Officer