Form 10QSB
period 1999-06-30
FUNDAE CORP
filed 1999-08-16
CIK 1078352

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

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

        None                                              None
---------------------------                -----------------------------

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

     As of June 30, 1999, there are 1,400,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.        Financial Statements




                               FUNDAE CORPORATION


                                Table of Contents



Balance Sheet...........................................F-1

Statement of Operations and Accumulated Deficit ........F-2

Statement of Cash Flows ................................F-3

Notes to Financial Statements ..........................F-4, 5

                               FUNDAE CORPORATION
                         ( A Development Stage Company)

                                  BALANCE SHEET


June 30,                                                                  1999
---------------------------------------------------------------- -------------
ASSETS

Current Assets:
    Cash                                                          $    16,000
--- ------------------------------------------------------------ -------------

TOTAL CURRENT ASSETS                                                   16,000
---------------------------------------------------------------- -------------

                                                                  $    16,000
--- ------------------------------------------------------------ -------------


LIABILITIES

Current Liabilities:
    Accrued expenses                                              $     2,737
--- ------------------------------------------------------------ -------------

TOTAL CURRENT LIABILITIES                                               2,737
---------------------------------------------------------------- -------------

                                                                        2,737
--- ------------------------------------------------------------ -------------


STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 shares authorized
       1,400,000 shares issued and outstanding                            140
Preferred stock - No par value - 10,000,000 shares authorized
       No shares issued or outstanding                                      -
  Additional paid-in-capital                                           33,360
  Accumulated (deficit)                                               (20,237)
--- ------------------------------------------------------------ -------------

TOTAL STOCKHOLDERS' EQUITY                                             13,263
---------------------------------------------------------------- -------------

                                                                   $   16,000
--- ------------------------------------------------------------ -------------

                 See accompanying notes to Financial Statements
                                       F-1

                               FUNDAE CORPORATION
                         ( A Development Stage Company)

                           STATEMENT OF OPERATIONS AND
                               ACCUMULATED DEFICIT


For the seven months ended June 30,                                       1999
----------------------------------------------------------------- ------------
Revenues                                                          $         -
----------------------------------------------------- ----------- ------------


Operating expenses:
   Professional fees                                    5,500
   Taxes and licenses                                   1,237
                                                                        6,737
----------------------------------------------------- ----------- ------------

Loss before income taxes
                                                                       (6,737)
Income  taxes                                                               -
----------------------------------------------------- ----------- ------------

Net loss
                                                                       (6,737)

Accumulated deficit - January 1, 1999
                                                                      (13,500)
----------------------------------------------------- ----------- ------------

Accumulated deficit - June 30, 1999                               $   (20,237)
----------------------------------------------------- ----------- ------------

Net loss per share                                                $    (0.005)
----------------------------------------------------- ----------- ------------








                See Accompanying Notes to Financial Statements

                               FUNDAE CORPORATION
                          (A Development Stage Company)

                             Statement of Cash Flows



For the seven months ended June 30,                                        1999
------------------------------------------------------------------ -------------
Operating Activities:
    Net loss                                                       $     (6,737)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Increase (decrease) in:
              Accrued expenses                                            6,737

--- --------- ---------------------------------------------------- -------------

Net cash used by operating activities                                    (4,000)
------------------------------------------------------------------ -------------

Financing activities:
    Issuance of Common Stock                                             20,000
--- -------------------------------------------------------------- -------------

Net cash provided by financing activities                                20,000
------------------------------------------------------------------ -------------

Net increase in cash                                                     16,000
------------------------------------------------------------------ -------------

Cash - June 30, 1999                                               $     16,000
------------------------------------------------------------------ -------------








                See Accompanying Notes to Financial Statements

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

Interim Financial Statements

The June 30, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

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

At June 30, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 1,400,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.


Note C - Income Taxes:

The Company has a net operating loss carry forward of $19,237 that may be offset against future taxable income. If not used, the carry forward will expire in 2014.

The amount recorded as deferred tax assets as of June 30, 1999 is $19,237, which represents the amount of tax benefit of the loss carryforward. The Company has established a valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation

General

     The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1995. The costs and expenses associated with the preparation and filing of the Company's registration statement and other operations of the Company have been paid for by a shareholder, specifically Mr. A. Rene Dervaes, Jr. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

     For the period from January 1, 1999 through June 30, 1999, the Company had no income from operations and operating expenses aggregating $6,737.

Financial Condition, Capital Resources and Liquidity

     At June 30, 1999, the Company had assets totaling $16,000 and liabilities of $2,737 attributable to accrued expenses. In December 1998, it has received $20,000 in cash contributed as consideration for the issuance of shares of Common Stock. Mr. Dervaes owns of record and beneficially 500,000 shares representing approximately 35.7% of the outstanding shares of the Company's Common Stock.

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

Net Operating Losses

     The Company has net operating loss carryforwards of $19,237 which expire in the years 2014. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

        None

Item 3.  Defaults in Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

3(ii).1               By-laws (1)

27             *      Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*    Filed herewith

     (b)No Reports on Form 8-K were filed during the quarter ended June 30, 1999.




                                   SIGNATURES
                                   ----------

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Fundae Corporation


Date: August 10, 1999      BY:  /s/ A. RENE DERVAES
                               -----------------------
                            A. Rene Dervaes, Jr. President
                            And Chief Financial Officer


[sign page Fundae 10Q 6.30.99]