Form 10KSB
period 1999-09-30
CMERUN INC
filed 1999-12-23
CIK 1078352

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File no. 0-25359

                                  cmerun, inc.
                            f/k/a Fundae Corporation
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          FLORIDA                                     65-0877745
-------------------------------                  -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

222 Lakeview Avenue, Suite 160-146
West Palm Beach, FL                                    33401
--------------------------------------                ----------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number (561) 832-5698

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                Name of each exchange
                                                    on which registered
        None
-------------------------                        -------------------------
Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:
                              Mercedes Travis, Esq.
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696:
                              Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X           No
             -----             -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 0.00

     Of the 1,400,000 shares of voting stock of the registrant issued and outstanding as of December 15, 1999, 900,000 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of a December 13, 1999 is approximately $5,850,000.00.

PART I

Item 1.   Description of Business

         (a)      Business Development

     On December 2, 1999, Fundae Corporation changed its name to cmerun, inc. (the "Company") to assist in merger efforts even though management is unable to predict when such an agreement will be effected, if ever. The Company was organized on March 16, 1995, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to sell chocolate malts, flavoring and related products. The business concept and plan was based upon information obtained by the incorporator several years before while working for an unrelated company with the same concept and business plan. The incorporator and sole shareholder was unable to obtain the cooperation and assistance of workers and investors to implement the proposed plan. The primary area of sales was to be in Florida, but was never brought to the development stage. After development of a business plan and efforts to develop the business failed, all efforts were abandoned in 1996. At that time the Company was unable to obtain the necessary supply contracts for its product line, was unable to obtain the necessary financing, therefore was unable to operate.

     The Company never engaged in an active trade or business throughout the period from 1996 until just recently. The Company charter was suspended (subject to reinstatement) by the State of Florida in 1996 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on December 1, 1998, upon payment of all past due fees and costs. On December 1, 1998, all of the issued and outstanding shares of the common stock of the Company were acquired from Richard W. A. Davis. The shares were purchased from Mr. Davis by the investor group. Mr. Davis initially acquired the shares in consideration of services rendered in an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Mr. Davis distributed and sold the shares directly to each member of the investor group. The original incorporator and shareholder agreed to exchange the 500,000 issued and outstanding shares held by such shareholder to the new 25 member investor group in exchange for a commitment by the new shareholder group to pay the cost of reactivating the corporation, providing for its reinstatement, and bringing its books and records up to date. The total of 500,000 shares was distributed 20,000 shares to each of twenty-five (25) shareholders. In addition, the Company received gross proceeds in the amount of $20,000 from the sale of a total of 400,000 shares of common stock, $.0001 par value per share (the "Common Stock"), in an offering conducted pursuant to Section 3(b) and 4(2) of the Act, and Rules 505 and 506 of Regulation D promulgated thereunder. This offering was made in the State of Georgia and the State of Florida, identical to the same investor group. The Company undertook the offering of shares of Common Stock on December 1, 1998. Also on December 1, 1998, the Company issued 500,000 shares of its Common Stock to Mr. A. Rene Dervaes, Jr., the President, Secretary and Treasurer of the Company in consideration and in exchange for services valued at $12,500.00 in connection with the re-organization of the Company. (See "Recent Sales of Unregistered Securities")

     The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status of having limited assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     On December 1, 1998, the Company also determined it should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

    Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     The Company's principal executive offices are located at 222 Lakeview Avenue, Suite 160-146, West Palm Beach, FL 33401 and its telephone number is
(561) 832-5698.

         (b)      Business of Issuer

     The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.


Sources of Business Opportunities

     The Company intends to use various sources in its search for potential business opportunities including its officer and director, consultants, special advisors, securities broker-dealers, venture capitalists, member of the financial community and others who may present management with unsolicited proposals. Because of the Company's limited capital, it may not be able to retain on a fee basis professional firms specializing in business acquisitions and reorganizations. Rather, the Company will most likely have to rely on outside sources, not otherwise associated with the Company, that will accept their compensation only after the Company has finalized a successful acquisition or merger.

The Company will rely upon the expertise and contacts of such persons, will use notices in written publications and personal contacts to find merger and acquisition candidates, the exact number of such contacts dependent upon the skill and industriousness of the participants and the conditions of the marketplace. None of the participants in the process will have any past business relationship with management. To date, the Company has not engaged nor entered into any definitive agreements nor understandings regarding retention of any consultant to assist the Company in its search for business opportunities, nor is management presently in a position to actively seek or retain any prospective consultants for these purposes.

     The Company does not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

     Once the Company has identified a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, (limited solely to working history - See "Item 5. Directors, Executive Officers, etc.") or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's limited capital it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. Management will not devote full time to finding a merger candidate, will continue to engage in outside unrelated activities, and anticipates devoting no more than an average of five (5) hours weekly to such undertaking.

     In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity.

     Because the Company has not located or identified any specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

     Presently the Company cannot predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

     Because of the Company's current status and recent inactive status for the prior two (2) years, and its concomitant lack of assets and relevant operating history, it is likely that any potential merger or acquisition with another operating business will require substantial dilution to the Company's existing shareholders interests. There will probably be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and the corresponding relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises. Management may actively negotiate or otherwise consent to the purchase of any portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition. In such an event, existing shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction. However the terms of the sale of shares held by present management of the Company will be extended equally to all other current shareholders.

     Management does not have any plans to borrow funds to compensate any persons, consultants, or promoters in conjunction with its efforts to find and acquire or merge with another business opportunity. Management does not have any plans to borrow funds to pay compensation to any prospective business opportunity, or shareholders, management, creditors, or other potential parties to the acquisition or merger. In either case, it is unlikely that the Company would be able to borrow significant funds for such purposes from any conventional lending sources. In all probability, a public sale of the Company's securities would also be unfeasible, and management does not contemplate any form of new public offering at this time. In the event that the Company does need to raise capital, it would most likely have to rely on the private sale of its securities. Such a private sale would be limited to persons exempt under the Commissions's Regulation D or other rule, or provision for exemption, if any applies. However, no private sales are contemplated by the Company's management at this time. If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.

The Company does not anticipate using Regulation S promulgated under the Securities Act of 1933 to raise any funds any time within the next year, subject only to its potential applicability after consummation of a merger or acquisition.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed upon at that time. A finder's fee would only be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Current management has not in the past used any particular consultants, advisors or finders. Management has not actively undertaken a search for, nor retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract; in such case, the Company may be limited in its ability to affect the terms of compensation, but most likely the terms would be disclosed and subject to approval pursuant to submission of the proposed transaction to a vote of the Company's shareholders. Management cannot predict any other terms of a finder's fee arrangement at this time. If such a fee arrangement was proposed, independent management and directors would negotiate the best terms available to the Company so as not to compromise the fiduciary duties of the representative in the proposed transaction, and the Company would require that the proposed arrangement would be submitted to the shareholders for prior ratification in an appropriate manner.

     Management does not contemplate that the Company would acquire or merge with a business entity in which any officer or director of the Company has an interest. Any such related party transaction, however remote, would be submitted for approval by an independent quorum of the Board of Directors and the proposed transaction would be submitted to the shareholders for prior ratification in an appropriate manner. The Company's management has not had any contact, discussions, or other understandings regarding any particular business opportunity at this time, regardless of any potential conflict of interest issues. Accordingly, the potential conflict of interest is merely a remote theoretical possibility at this time.

  Possible Blank Check Company Status

     While the Company may be deemed a "shell" company at this time, it does not constitute a "blank check" company under pertinent securities law standards. Accordingly, the Company is not subject to securities regulations imposed upon companies deemed to be "blank check companies." If the Company were to file a registration statement under Securities Act of 1933 and, at such time, priced its shares at less than $5.00 per share and continued to have no specific business plan, it would then be classified as a blank check company.

     If in the future the Company were to become a blank check company, adverse consequences could attach to the Company. Such consequences can include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the additional steps required to comply with various federal and state laws enacted for the protection of investors, including so-called "lockup" agreements pending consummation of a merger or acquisition that would take it out of blank check company status.

     Many states (excluding Florida where the Company is incorporated) have statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the companies securities or to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein. In the event the Company undertakes the filing of a registration statement under circumstances that classifies it as a blank check company the provisions of Rule 419 and other applicable provisions will be complied with.

Rights of Shareholders

     The Company amended its Articles of Incorporation on December 15, 1998, to expressly provide that the Board of Directors is authorized to enter into on behalf of the corporation and to bind the corporation without shareholder approval, any and all acts approving the terms and conditions of a merger and/or a share exchange, and shareholders affected thereby, shall not be entitled to dissenters rights with respect thereto under any applicable statutory dissenters rights provision. This provision expressly eliminates shareholder participation in the merger and/or share exchange contemplated by the Company and expressly eliminates any shareholders dissenters rights. The Company does not intend to provide its shareholders with complete disclosure documentation including audited finance statements concerning a target company and its business prior to any mergers or acquisitions.

Competition

     Because the Company has not identified any potential acquisition or merger candidate, it is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The

Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's limited funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Item 2.           Description of Property

     The Company is currently using at no cost to the Company, as its principal place of business offices of its current management, A. Rene Dervaes, Jr., located in West Palm Beach, Florida. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as an acquisition or merger transaction may be completed, the Company will secure commercial office space from which it will conduct its business. Until such an acquisition or merger, the Company lacks any basis for determining the kinds of office space or other facilities necessary for its future business. The Company has no current plans to secure such commercial office space. It is also possible that a merger or acquisition candidate would have adequate existing facilities upon completion of such a transaction, and the Company's principal offices may be transferred to such existing facilities.

Item 3.           Legal Proceedings

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

No matter was submitted, during the fiscal year ended September 30, 1999, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Part II

Item 5.           Market for Common Equity and Other Shareholder Matters.

     Shares of the Company's common stock have previously been registered with the Securities and Exchange Commission (the "Commission"). The Company has made application and been approved by the NASD for the Company's shares to be quoted on the OTC Bulletin Board. Inclusion on the OTC Bulletin Board permits price quotation for the Company's shares to be published by such service.

     The Company is not aware of any other existing trading market for its common stock. The Company's common stock has never traded in a public market.

     When the Company's common stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.

Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission.

If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

     As of December 14, 1999, there were twenty-nine (29) holders of record of the Company's common stock.

     As of the date hereof, the Company has issued and outstanding One Million Four Hundred Thousand [1,400,000] shares of common stock. Of this total, Five

Hundred Thousand [500,000] shares were originally issued in transactions more than three (3) years ago. Such shares may be sold or otherwise transferred without restriction pursuant to the terms of rule 144 ("Rule 144") of the Act. The remaining Nine Hundred Thousand [ 900,000] shares were issued subject to Rule 144 and may not be sold and/or transferred without further registration under the Act or pursuant to an applicable exemption..

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.


Public Quotation of  Stock

     The Company obtained the services of Public Securities, Inc. 300 North Argonne Road, Suite 202, Spokane, WA 99212 to act as a market maker for the Company's securities. The Company was approved for quotation on the Nasdaq Bulletin Board on October 13, 1999.

     Price History

Fiscal Year 1999                        HIGH           LOW
-------                                 -------        -----
Week Ending   December 13, 1999         6 1/2          6 1/2
Week Ending   December  6,  1999        6 9/16         4
Week Ending   November 29, 1999           1/2            1/2
Week Ending   November 22, 1999           1/2            1/2
Week Ending   November 15, 1999           1/2            1/2
Week Ending   November  8,  1999          1/2            1/2
Week Ending   November  1,  1999          1/2            1/2
Week Ending   October    25,  1999        1/2            1/32
Quarter Ended September 30, 1999


         Transfer Agent

     The Company selected Interwest Transfer Co. 1981 E. Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117 to serve as its transfer agent.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically A. Rene Dervaes, Jr. Mr. Dervaes has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Dervaes to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its executive, Mr. Dervaes has been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception (March 16, 1995) through September 30, 1999, the Company had $0.00 revenue. Total Company operations and operating expenses as of September 30, 1999 were $32,438.00.

Financial Condition, Capital Resources and Liquidity

     At September 30, 1999, the Company had assets totaling $62.00 and an accumulated deficit of ($33,438.00) attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $20,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

Net Operating Losses

     The Company has net operating loss carry-forwards of $32,428.00 expiring in 2014. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

     Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Item 7.     Financial Statements

The Company's financial statements have been examined to the extent indicated in their reports by Dorra, Shaw, & Dugan, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     Because the Company has been generally inactive since its inception, it has had no independent accountant until the retention in December 1998 of Dorra, Shaw & Dugan, CPA's, 270 South County Road, Palm Beach, Florida 33480. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Dorra, Shaw & Dugan, CPA's, through the date hereof.

                       INDEX TO THE FINANCIAL STATEMENTS

                               FUNDAE CORPORATION

                               TABLE OF CONTENTS








Independent Auditor's Report                               F-1

Balance Sheet                                              F-2

Statement of Operations and Accumulated Deficit            F-3

Statement of Cash Flows                                    F-4

Notes to Financial Statements                              F-5

                               Dorra Shaw & Dugan
                          Certified Public Accountants



To the Board of Directors and Stockholders
Fundae Corporation
Palm Beach, Florida


We have audited the accompanying balance sheet of Fundae Corporation (a Florida corporation and a development stage company) as of September 30, 1999, and the related statements of operations, accumulated deficit and cash flows for the period December 1, 1998 (date of inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Dorra Shaw & Dugan
--------------------------------
Certified Public Accountants

December 17, 1999


                  270 South County Road * Palm Beach, FL 33480
                  Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.com
                                       F-1

                               FUNDAE CORPORATION
                         ( A Development Stage Company)

                                 BALANCE SHEET


September 30,                                                           1999
------------------------------------------------------------ ---------------

ASSETS

Current Assets:
                                                        Cash  $           62
---- ------------------------------------------------------- ---------------

TOTAL CURRENT ASSETS                                                      62
------------------------------------------------------------ ---------------

                                                              $           62
---- ------------------------------------------------------- ---------------


LIABILITIES

Current Liabilities:
                                            Accrued expenses  $           -
---- ------------------------------------------------------- ---------------

TOTAL CURRENT LIABILITIES                                                  -
------------------------------------------------------------ ---------------

                                                                           -
---- ------------------------------------------------------- ---------------


STOCKHOLDERS' EQUITY

Common stock - $.0001 par value - 50,000,000 share
     authorized 1,400,000 shares issued and outstanding                 140
Preferred stock - No par value - 10,000,000 shares authorized
      No shares issued or outstanding                                     -
                      Additional paid-in-capital                     33,360
                           Accumulated (deficit)                    (33,438)
---- ------------------------------------------------------- ---------------

TOTAL STOCKHOLDERS' EQUITY                                               62
------------------------------------------------------------ ---------------

                                                             $           62
---- ------------------------------------------------------- ---------------

     The accompanying notes are an integral part of the financial statements
                                       F-2

                               FUNDAE CORPORATION
                         ( A Development Stage Company)

                          STATEMENT OF OPERATIONS AND
                               ACCUMULATED DEFICIT



For the period December 1,1998 (date of inception) to September 30,  1999
-------------------------------------------------------------------  -----------

Revenues                                                             $        -
-------------------------------------------------------------------  -----------


Operating expenses:
                                Professional fees     30,863
                               Taxes and licenses      1,237
                          Office and bank charges         338            32,438
--- ---------------------------------------------------------------  -----------

Loss before income taxes                                                (32,438)
Income  taxes                                                                 -
-------------------------------------------------------------------  -----------

Net loss                                                                (32,438)

Accumulated deficit - December 1, 1998                                   (1,000)
-------------------------------------------------------------------  -----------

Accumulated deficit - September 30, 1999                             $  (33,438)
-------------------------------------------------------------------  -----------

Net loss per share                                                   $    (0.02)
-------------------------------------------------------------------  -----------


     The accompanying notes are an integral part of the financial statements
                                       F-3

                               FUNDAE CORPORATION
                         (A Development Stage Company)

                            Statement of Cash Flows





For the period December 1, 1998 (date of inception) to September 30,   1999
-------------------------------------------------------------------   ----------

Operating Activities:
        Net loss                                                      $ (32,438)
    Adjustments to reconcile net loss to net cash
                    used by operating activities:
                                     Increase in:
            Issuance of common stock for services                        12,500
-------------------------------------------------------------------   ----------

Net cash used by operating activities                                   (19,938)
-------------------------------------------------------------------   ----------

Financing activities:
                                          Issuance of Common Stock       20,000
---- -------------------------------------------------------------    ----------

Net cash provided by financing activities                                20,000
------------------------------------------------------------------    ----------

Net increase in cash                                                         62
------------------------------------------------------------------    ----------

Cash - September 30, 1999                                             $      62
------------------------------------------------------------------    ----------



     The accompanying notes are an integral part of the financial statements
                                       F-4

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

The Company has a new business plan, which was adopted on or about December 1, 1998, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan. The Company is actively pursuing a merger partner at the present time. In this connection the Company changed its name to CMERUN, Inc. on December 2, 1999.

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

Note B - Stockholders' Equity:

On March 16, 1995, the Company issued 500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. On or about December 1, 1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $12,500. Subsequently the same third parties purchased at $0.05 per share, 400,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the SEC. The $30,863 in professional fees includes the costs and expenses (including legal fees) associated with the preparation and filing of the registration statement. Included in professional fees are additional legal fees of $25,363 for merger and acquisition activities unrelated to the registration statement and $5,500 in auditing and accounting fees.

At September 30, 1999, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 1,400,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $32,428 that may be offset against future taxable income. If not used, the carry forward will expire in 2014.

Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through September 30, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.




                                       F-6

Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16(a) of the Exchange Act.

     The director and executive officer of the Company and his respective age is as follows:

Name                    Age      Position
--------------------    -----    ----------------------------------------------
A. Rene Dervaes, Jr.     61      Director, President, Secretary and Treasurer

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

     No director, or officer, affiliate or promoter of the Company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

     The business experience of the person listed above during the past five years is as follows:

     Mr. A. Rene Dervaes, Jr., 61 years old, has been a Director of the Company since December 1, 1998. Prior to that time he was the co-founder and then Chairman of the A.R. Dervaes Company, Inc. from 1961 to 1982, a 125 employee manufacturer and supplier of equipment to heavy industry. From 1982 to 1985 he was the President of Khonbu Industries, a designer and nationwide distributor of exclusive consumer products. From 1978 to 1986 he was the Chairman and CEO of Eagle Rock Corporation, an owner of and service provider for horse farms. From 1986 to 1990 he was the Chairman and CEO of Vantage Industries, an international marketing firm. From 1991 to the present Mr. Dervaes has served as the Chairman and CEO of Secured Retirement International, Inc., specializing in the design and marketing of proprietary U.S. Treasury and municipal bond mutual funds. Mr. Dervaes also co-invented a unique finance product that pays increasing distributions through a patented method for pooling and distributing bond income.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Mr. Dervaes comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Item 10.          Executive Compensation

     The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended 1997 and 1998, nor at any time during 1999. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's director will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, to the best knowledge of the Company as of January July 15, 1999, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name of Address of                  Amount and Nature of    Percent of Class
Beneficial Owner                    Beneficial Ownership
---------------------------         ---------------------  -----------------
A. Rene Dervaes, Jr.                500,000                     35.7%
170 South County Road
Palm Beach, FL 33480

All Executive Officers and
Directors as a Group (one person)   500,000                     35.7%
-------------

Item 12.  Certain Relationships and Related Transactions

     On December 1, 1998, the Company issued and sold 500,000 shares of the Common Stock to Mr. Dervaes, the President, Secretary and Treasurer of the Company and record and beneficial owner of approximately 35.7% of the Company's outstanding Common Stock, in consideration and exchange therefore for services valued at $12,500 in connection with the reorganization of the Company. Services rendered and to be rendered by Mr. Dervaes include the restructuring of the Company, obtaining requisite financial assistance, searching for merger and acquisition candidates, and a commitment on the part of Mr. Dervaes to fund, if necessary, future filings of 34 Act requirements.

     In addition Mr. Dervaes has paid for the cost and expenses associated with the filing of this Form 10-KSB and other operations of the Company.

     At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates. At such time as the Board of Directors adopts an employee stock option or pension plan, any issuance would be in accordance with the terms thereof and proper approval. Although the Company has a very large amount of authorized but unissued Common Stock and Preferred Stock which may be issued without further shareholder approval or notice, the Company intends to reserve such stock for the Rule 506 offerings for acquisitions.

     During the Company's last two fiscal years, there have not been any other transactions between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family.

     A. Rene Dervaes, Jr., may be deemed to be a "promoter" of the Company as that term is defined under the Rules and Regulations promulgated under the Act.


Item 13.   Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description

-------------------------------------------------------------------------------
3(i).1       Articles of Incorporation filed March 16, 1995(1)

3(i).2       Articles of Amendment filed January 20, 1999 (1).

3(i).3 *     Articles of Amendment to Articles of  Incorporation  filed
             December 2, 1999

3(ii).1      By-laws (1).

27     *     Financial Data Schedule

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of Fundae Corporation (File No. 0-25359), filed with the U.S. Securities and Exchange Commission.

(b) A report on Form 8-K was filed during the last quarter of the fiscal year ended September 30, 1999, covered by this Annual Report on Form 10-KSB, reflecting the name change of the Company.

 *    Filed herewith

                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                 cmerun, inc. (F/K/A Fundae Corporation)
                                 (Registrant)

Date: December 22, 1999          BY:  /s/ A. RENE DERVAES, JR.
                                     --------------------------
                                     A. Rene Dervaes, Jr., President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Date                    Signature                         Title

 December 22, 1999        BY: /s/ A. RENE DERVAES, JR.
                          ----------------------------
                               A. Rene Dervaes, Jr.         Director, President,
                                                            Secretary, Treasurer