Form 10QSB
period 1999-12-31
C ME RUN CORP
filed 2000-02-11
CIK 1078352

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999

                           Commission file no. 0-25359



                                 C Me Run Corp.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Delaware                                65-0877745
----------------------------------------  -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

   5501 Lakeview Drive, Kirkland, WA                        98033
----------------------------------------  -------------------------------------
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number: (425) 889-0111

           Securities to be registered under Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered

           None                                      None
----------------------------------------  -------------------------------------
           Securities to be registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
-------------------------------------------------------------------------------
                                (Title of class)

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X         No

     As of December 31, 1999, there were twenty-nine (29) holders of record of the Company's common stock and 1,400,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.        Financial Statements








                                  cmerun, inc.

                              FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 1999

cmerun, inc.
(A Development Stage Company)

BALANCE SHEET
December 31,                                                        1999
------------                                                        ----
ASSETS
CURRENT ASSETS:
     Cash                                                           $         -
     ----                                                           -----------
TOTAL CURRENT ASSETS                                                          -
--------------------
                                                                    $         -
                                                                    -----------
LIABILITIES
CURRENT LIABILITIES:
     Accrued expenses                                               $         -
     ----------------                                               -----------
TOTAL CURRENT LIABILITIES                                                     -
-------------------------

STOCKHOLDERS' EQUITY
Common stock - $.0001 par value - 50,000,000 share authorized
1,400,000 shares issued and outstanding                                     140
Preferred stock - No par value - 10,000,000 shares authorized
No shares issued or outstanding                                               -
Additional paid-in-capital                                               33,360
Accumulated (deficit)                                                   (33,500)
--------------------------                                          -----------
TOTAL STOCKHOLDERS' EQUITY                                                    -
--------------------------
                                                                    $
                                                                    -----------

cmerun, inc.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND
ACCUMULATED DEFICIT
For the period October 1,1999 to December 31,                       1999
---------------------------------------------                       ----
REVENUES                                                            $         -
--------                                                            -----------
OPERATING EXPENSES:
     Office and bank charges                                                 62
     -----------------------                                                 --
LOSS BEFORE INCOME TAXES                                                    (62)
Income taxes                                                                  -
-------------                                                                 -
NET LOSS                                                                    (62)
ACCUMULATED DEFICIT - OCTOBER 1, 1999                                   (33,438)
-------------------------------------                               -----------
ACCUMULATED DEFICIT - DECEMBER 31, 1999                             $   (33,500)
---------------------------------------                             -----------
NET LOSS PER SHARE                                                  $  (0.00004)
------------------                                                  -----------

cmerun, inc.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
For the period October 1, 1999 to December 31,                      1999
----------------------------------------------                      ----
OPERATING ACTIVITIES:
     Net loss                                                       $       (62)
     --------                                                       -----------
Net cash used by operating activities                                         -
-------------------------------------                                         -
Net decrease in cash                                                        (62)
Cash - October 1, 1999                                              $        62
----------------------                                              -----------
Cash - December 31, 1999                                                      -
------------------------                                                      -

cmerun, inc.
Notes to Financial Statements

NOTE A - Summary of Significant Accounting Policies:

Organization

     cmerun, inc. (the "Company") changed its name from Fundae Corporation on December 2, 1999. The Company (a development stage company) began as a Florida Corporation organized March 16, 1995 to sell chocolate malts, flavorings and related products. The Company failed in its attempt to implement its initial business plan and during June 1996 abandoned its efforts. The Company had no operations for the period prior to June 1996. The Company was inactive and there were no transactions from June 1996 to the date of reinstatement by the State of Florida on December 1, 1998 that affect the balances reflected in the financial statements as of December 1, 1998.

     On December 9, 1999, cmerun, inc. (Florida) formed a wholly owned subsidiary corporation named Fundae Acquisition Corporation. On that same date, cmerun, inc. and Fundae Acquisition Corporation entered into a Plan and Agreement of Merger providing that on December 13, 1999, or as soon as practicable thereafter, the two entities would merge into Fundae Acquisition Corporation and that the separate existence of cmerun, inc. would cease. On December 29, 1999, the Certificate of Merger reflecting such transaction was filed with the Secretary of State of Delaware. On January 5, 2000, the Certificate of Merger was filed with the Secretary of State of Florida, and the merger became effective. The Plan and Agreement of Merger provided that on the effective date of the merger each outstanding share of common stock of the Company would be converted into five shares of Fundae Acquisition Corporation common stock, $.001 par value. As a result of the forward stock split, the total issued and outstanding shares of the Company was 7,000,000.

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

Interim Financial Statements

     The December 31, 1999 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

Note B - Stockholders' Equity:

     On March 16, 1995, the Company issued 500,000 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial officer - stockholder. On or about December 1, 1998, third parties purchased the shares from the initial officer - stockholder. On or about December 1, 1998, the Company issued 500,000 shares of its common stock to its sole officer in exchange for services valued at $12,500. Subsequently, the same third parties purchased at $0.05 per share, 400,000 shares of the common stock of the Company in a private placement pursuant to Regulation D of the Securities and Exchange Commission.

     On January 5, 2000, the Company completed its reincorporation to Delaware by means of a merger with its wholly owned subsidiary, Fundae Acquisition Corporation with Fundae Acquisition Corporation being the surviving entity. In the merger, holders of cmerun, inc. common stock received five shares of common stock of Fundae Acquisition Corporation for each share of the Company's common stock they held on January 5, 2000. Any resulting fractional Fundae Acquisition Corporation common stock interests were rounded up to the next highest number of whole shares.

     At December 31, 1999, the Company had authorized 50,000,000 shares of $.001 par value common stock and had 1,400,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock is issued and outstanding.

Note C - Income Taxes:

     The Company has a net operating loss carry forward of $32,500 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

Note D - Going Concern:

     The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through December 31, 1999. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Note E - Subsequent Events

     On January 5, 2000, the Certificate of Merger for the merger of Fundae Acquisition Corporation and cmerun, inc. was filed with the Secretary of State of Florida, and the merger became effective. The plan and agreement of merger provided that each outstanding share of common stock of cmerun, inc. would be converted into five shares of Fundae Acquisition Corporation common stock, $.001 par value. As a result, the total issued and outstanding shares of the Company was 7,000,000.

     On January 31, 2000 an agreement and plan of merger was signed between Fundae Acquisition Corporation, Fundae Merger Sub, Inc. and C Me Run Corp. C Me Run Corp. merged with Fundae

Merger Sub, Inc. and became a wholly owned subsidiary of Fundae Acquisition Corporation. Subsequently, on the same date, C Me Run Corp. merged with Fundae Acquisition Corporation, with C Me Run Corp. being the surviving entity. As part of these transactions, all shareholders of C Me Run Corp. exchanged each type of securities held in C Me Run Corp. for an equivalent number of securities of the same type in Fundae Acquisition Corporation. All shares of Fundae Merger Sub, Inc. were also exchanged on a one for one basis for the shares of Fundae Acquisition Corporation. At the completion of this transaction, the Company had 7,334,333 shares issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

     The Company was organized on March 16, 1995, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to sell chocolate malts, flavoring and related products. The business concept and plan was based upon information obtained by the incorporator several years before while working for an unrelated company with the same concept and business plan. The incorporator and sole shareholder was unable to obtain the cooperation and assistance of workers and investors to implement the proposed plan. The primary area of sales was to be in Florida, but was never brought to the development stage. After development of a business plan and efforts to develop the business failed, all efforts were abandoned in 1996. At that time, the Company was unable to obtain the necessary supply contracts for its product line, was unable to obtain the necessary financing, therefore was unable to operate. Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its former executive, Mr. Dervaes had been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception through December 31, 1999, the Company had $0.00 revenue. Total Company operations and operating expenses as of December 31, 1999 were $33,500,000.

     The Company never engaged in an active trade or business throughout the period from 1996 until just recently. The Company charter was suspended (subject to reinstatement) by the State of Florida in 1996 for inactivity and failure to pay annual fees and costs. Its active status was reinstated on December 1, 1998, upon payment of all past due fees and costs. On December 1, 1998, the Company also determined it should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company then began to consider and investigate potential business opportunities. Its principal business purpose was to locate and consummate a merger or acquisition with a private entity. The Company was considered a development stage company and, due to its status as a "shell" corporation, management planned to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities.

     On January 5, 2000, the Company completed its reincorporation to Delaware by means of a merger with its wholly owned subsidiary, Fundae Acquisition Corporation with Fundae Acquisition Corporation being the surviving entity. In the merger, holders of cmerun, inc. common stock received five shares of common stock of Fundae Acquisition Corporation for each share of the Company's common stock they held on January 5, 2000. Any resulting fractional Fundae Acquisition Corporation common stock interests were rounded up to the next highest number of whole shares.

Employees

     As of December 31, 1999, the Company did not have any employees and had no plans for retaining employees until such time as the Company successfully acquired or merged with an operating business.

Industry Segments

     No information is presented regarding industry segments. As of December 31, 1999, the Company is presently a development stage company.

Financial Condition, Capital Resources and Liquidity

     At September 30, 1999, the Company had assets totaling $62.00 and an accumulated deficit of ($33,438.00) attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $20,000.00 in cash contributed as consideration for the issuance of shares of Common Stock.

     As of December 31, 1999, the Company had no assets and an accumulated deficit of ($33,500,000) attributable to accrued legal expenses and professional fees.

Net Operating Losses

     The Company has net operating loss carry-forwards of $33,500.00 expiring in 2019. The Company may not be able to utilize such carry-forwards as the Company has no history of profitable operations.

Subsequent Events

     On December 2, 1999, C Me Run Corp., C Me Run (Alberta) Ltd. and CMERUN Acquisition Corp. entered into an Acquisition Agreement whereby C Me Run Corp., directly or indirectly through its wholly owned subsidiary CMERUN Acquisition Corp., would acquire all 2,650,000 common shares issued and outstanding of C Me Run (Alberta) Ltd. and any outstanding options at the time of conversion.

     On November 8, 1999 C Me Run Corp. sold 1,000 shares of Common Stock at a price of $1.00.

     On January 12, 2000, C Me Run Corp. sold 2,000,000 shares of Series A Convertible Preferred Stock at a price of $.50 per share. In conjunction with this sale, the Company issued a Warrant to purchase 1,000,000 shares of common stock at a price of $1.00 per share.

     On January 28, 2000, C Me Run Corp. sold 2,333,333 shares of Series B Convertible Preferred Stock at a price of $3.00 per share. In conjunction with this sale, the Company issued Warrants to purchase 1,800,000 shares of common stock at a price of $2.50 per share.

     Mergers

     On January 31, 2000 an agreement and plan of merger was signed between Fundae Acquisition Corporation, Fundae Merger Sub, Inc. and C Me Run Corp. C Me Run Corp. merged with Fundae Merger Sub, Inc. and became a wholly owned subsidiary of Fundae Acquisition Corporation. Subsequently, on the same date, C Me Run Corp. merged with Fundae Acquisition Corporation, with C Me Run Corp. being the surviving entity. As part of these transactions, all shareholders of C Me Run Corp. exchanged each type of securities held in C Me Run Corp. for an equivalent number of securities of the same type in Fundae Acquisition Corporation. All shares of Fundae Merger Sub, Inc. were also exchanged on a one for one basis for the shares of Fundae Acquisition Corporation. At the completion of this transaction, the Company had 7,334,333 shares issued and outstanding.

     C Me Run Corp. is an emerging company in the Application Service Provision ("ASP") industry. C Me Run Corp. intends to enable the consumer to access brand name software programs via the Internet in a very cost effective manner by partnering with Internet Service Providers, Web Portals, telecommunications companies and hardware manufactures.


     Management Changes

     The Company has made recent changes to its management team. Following is certain background information on key members of C Me Run Corp.'s management team.

Cameron Chell is Chairman and co-founder of C Me Run Corp. Mr. Chell was previously Founder, Chairman and CEO of FutureLink Corp., one of the first ASPs, and the Founding President of the ASP Industry Consortium. Mr. Chell's has experience founding, developing and financing high-tech corporations. Mr. Chell is also the founder, Chairman and CEO of Chell.com, a strategy laboratory established to incubate companies based on new technologies, and is Chairman of VC Advantage Fund, a $30 million investment fund focusing on the e-business sector. Mr. Chell is also co-founder of JAWS Technologies Inc., a provider of encryption software, where he served as vice president of technology. Prior to this, Mr. Chell has been a principal in several businesses, and Mr. Chell placed fourth in the Canadian Olympic Trials for the decathlon in 1992.

James S. Lovie is incoming Chief Executive Officer of C Me Run Corp. Mr. Lovie is former President and CEO of Bell Distribution Inc. ("BDI"), a Canadian-based integrated services retail organization in telecommunications for the Bell Family of Products. At Bell, he provided management and strategic direction in the creation and execution of the company's distribution and retail operations. Prior to leaving BDI, Mr. Lovie was Senior Vice-President - Sales, Marketing and Distribution for Bell Mobility and previously held the position of Vice-President - Western Region. Earlier in his career, he was Vice President of Integrated Customer Services at Xerox Canada.

Dave Myers is incoming President and Chief Operating Officer of C Me Run Corp. Mr. Myers is joining the company from Compaq Computer Corporation, where he directed and developed strategic relationships with leading North American ASPs. His management experience includes the start-up of Ziff-Davis' Timesharing Division and Digital Equipment's Internet Outsourcing Practice. While at Deloitte Touche and Digital Equipment, Mr. Myers provided business process and information technology strategy consulting to clients such as Mobil Oil, Melon Bank, First Chicago,

Baxter Healthcare and NASA. Mr. Myers holds Bachelors and Masters degrees in Engineering and Business from Cornell University.

Warren Talbot is a co-founder, outgoing President and the incoming Vice President - Business Development for C Me Run Corp. Mr. Talbot brings extensive software pricing, licensing, and contract development experience to the organization. Prior to joining C Me Run, Mr. Talbot worked for Microsoft Corp., where he developed the pricing and licensing strategy and program offering for the ASP market. During his employment with Microsoft, Mr. Talbot worked closely with leading ASPs to help them understand the market and their unique licensing requirements. The Commercial Licensing Program was developed to meet the needs of the ASP market for all Microsoft software. Prior to joining Microsoft, Mr. Talbot worked for Software Spectrum, which is Microsoft's largest reseller of software licenses. He holds a Bachelor of Business Administration from Texas A&M University.

Colin Curwen is Vice President, Sales for C Me Run Corp. Mr. Curwen joins C Me Run Corp. from FutureLink Corp., where he was one of the original employees. Serving as FutureLink's Director of Sales and Director of Channel Sales,
Mr. Curwen assisted in the development of FutureLink's business-to-business product, sales and service strategies. Prior to FutureLink, Mr. Curwen was the Southern Alberta Education Sales Director for WestWorld Computers Ltd., an Authorized Reseller and Education Sales Organization for Apple Computer Inc., and founder of Cool Shoes Consulting, a sales and marketing consultancy for the hospitality and retail industry.

Blair Layton joins C Me Run Corp. as interim Vice President, Finance. Mr. Layton is Chief Financial Officer of Chell.com and has also served six years as a controller of one of Canada's largest private directional drilling companies. Mr. Layton's Chartered Accountant experience also includes three years as auditor for Price Waterhouse.

Risk Factors

Solvency of the Company. The Company has incurred significant losses. The Company is subject to a lawsuit as described under "Legal Proceedings". The Company may require additional financing in order to carry on its business. There can be no assurance that such financing will be available or, if available, will be upon terms satisfactory to the Company.

Dependence on Key Personnel. The success of the Company is highly dependent on the efforts and abilities of its directors, officers and employees. The unexpected loss or departure of any of the Company's key directors, officers or employees could be detrimental to the future operations of the Company. The success of the Company's business will depend, in part, upon its ability to attract and retain qualified personnel, as they are needed. There can be no assurance that The Company will be able to engage the services of such personnel or retain its current personnel.

Dividends and Cash Flow. The Company has a limited history and currently does not have any operating business. The Corporation has no present intention to pay dividends to the holders of its Common Shares.

Risks Related to Possible Acquisitions. The Company may expand its operations through the acquisition of additional businesses. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate any acquired businesses into the Company without substantial expenses, delays or other operational or financial problems. Further, acquisitions may involve a number of special risks or effects, including diversion of management's attention, failure to retain key acquired personnel, unanticipated events or circumstances, legal liabilities and amortization of acquired intangible assets and other one-time or ongoing acquisition related expenses, some or all of which could have a material adverse effect on the Company business, operating results and financial condition. Client satisfaction or performance problems of a single acquired firm could have a material adverse impact on the reputation of the

Company as a whole. In addition, there can be no assurance that the acquired businesses, if any, will achieve anticipated revenues and earnings. The failure of the Company to arrange its acquisition strategy successfully could have a material adverse effect upon the Company's business, operating results and financial condition.

Limited Trading History of The Company Common Shares; Stock Price Volatility. The market price of the Company's Common Shares could continue to fluctuate substantially due to a variety of factors, including quarterly fluctuations in results of operations, adverse circumstances affecting the introduction of market acceptance of new products and services offered by the Company, announcements of new products and services by competitors, changes in the information technology environment, changes in earnings estimates by analysts, changes in accounting principles, sales of the Company's Common Shares by existing holders, loss of key personnel and other factors. The market price for the Company's Common Shares may also be affected by the Company's ability to meet analysts' expectations, and any failure to meet such expectations, even if minor, could have a material adverse effect on the market price of the Company's Common Shares. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Creditworthiness of Clients. The value of the Company's computer equipment, software, and intellectual property thereto may depend on the credit and financial stability of the Company's customers. The Company's projected income would be adversely affected if a significant number of customers were unable to meet their obligations to the Company or if the Company were unable to continue to collect its accounts receivables. In the event of default by customers, the Company may experience delays in enforcing its rights as a vendor and may incur substantial costs in protecting its investment.

Start-Up Company. The business of the Company should be considered highly speculative due to its present stage of development. The Company does not have a history of earnings nor has it sufficiently diversified such that it can mitigate the risks associated with its planned activities. The Company has limited cash and other assets and a limited business history. Securityholders must rely solely upon the ability, expertise, judgement, discretion, integrity and good faith of the Company's management in all aspects of the development and implementation of the Company's business strategy.

Speculative Nature of Computer Business. The acquisition and management of computer services may result in a failure to produce income or revenue. Moreover, the industry is subject to significant risk factors including changes in general economic conditions, competition from other properties, the failure of customers to meet their obligations and other operating costs.

Competition. The market for information technology services is very competitive because of a large number of competitors and the rapidly changing environment. Many of the competitors may have significantly greater financial, technical and marketing resources and greater name recognition than C Me Run

Corp. There can be no assurances that the Company will compete successfully with its existing competitors or with any new competitors.

Tradename. While the Company is attempting to qualify, under a trademark, its name throughout the U.S., significant issues may be present as to the ability to widely use the name in connection with the products or services to be rendered by the Company.

Rapid Technological Change; Dependence on New Solutions. The Company's success will depend in part on its ability to develop information technology solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, the Company will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render the Company's services uncompetitive or obsolete. The Company's failure to address these developments could have a material adverse effect on the Company's business, operating results and financial conditions.

Attraction and Retention of Employees. The Company's business involves the delivery of professional services and is labor-intensive. The Company's success depends in large part upon its ability to attract, develop, motivate and retain highly skilled technical employees. Qualified technical employees are in great demand and are likely to remain a limited resource for the foreseeable future. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled technical employees in the future. The Company has historically experienced turnover rates which it believes are consistent with industry norms. An increase in this rate could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to secure and complete engagements.

Dividends. Since incorporation, the Company has not paid any dividends on its outstanding the Company's Common Shares and has no present intention to pay dividends thereon.

Possible Volatility of Securities Prices. The Stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of any particular company. The market prices of the securities of many publicly-traded companies in the computer industry have in the past been and can be expected in the future to be especially volatile. Factors such as the Company's operating results, announcements by the Company or its competitors concerning technological innovations, new products or systems may have a significant impact on the market price of the Company's securities.

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

                                    PART II

Item 1. Legal Proceedings.

During the process of the merger with C Me Run Corp., a Delaware corporation, and C Me Run (Alberta) Ltd., the Company, was served with a lawsuit by FutureLink Corp., FutureLink Distribution Corp. and FutureLink Micro Visions Corp. ("FutureLink").

The FutureLink lawsuit, which was filed on January 20, 2000 in the Court of Queen's Bench Alberta, Judicial District of Calgary, Action #0001-01111 alleges that certain C Me Run Corp. employees have conspired to appropriate a corporate opportunity from FutureLink and use it to their own advantage. FutureLink alleges that C Me Run Corp. is the same business concept, which was developed by the individuals named in the lawsuit while they were at FutureLink, using that company's facilities. The Plaintiff is seeking a permanent injunction restraining C Me Run Corp. and its subsidiaries from carrying on business related to said project. As well, the Plaintiff is seeking a judgment in the amount of CDN $80,000,000 and the ownership of all shares of C Me Run held by the Defendants.

The Company has defended FutureLink's lawsuit and has filed a counterclaim against FutureLink for $126M CDN for unlawful interference with economic interests and interference with contractual relations.

Item 2.  Changes in Securities and Use of Proceeds

     On January 2, 2000, the Company completed its reincorporation to Delaware by means of a merger with its wholly owned subsidiary, Fundae Acquisition Corporation with Fundae Acquisition Corporation being the surviving entity. In the merger, holders of cmerun, inc. common stock received five shares of common stock of Fundae Acquisition Corporation for each share of common stock of the Company they held on January 5, 2000. Any resulting fractional Fundae Acquisition Corporation common stock interests were rounded up to the next highest number of whole shares.

     On November 8, 1999, C Me Run Corp. sold 1,000 shares of Common Stock at a price of $1.00.

     On January 12, 2000, C Me Run Corp. sold 2,000,000 shares of Series A Convertible Preferred Stock at a price of $.50 per share. In conjunction with this sale, the Company issued a Warrant to purchase 1,000,000 shares of common stock at a price of $1.00 per share.

     On January 28, 2000, C Me Run Corp. sold 2,333,333 shares of Series B Convertible Preferred Stock at a price of $3.00 per share. In conjunction with this sale, the Company issued Warrants to purchase 1,800,000 shares of common stock at a price of $2.50 per share.

     The proceeds of $8,001,000 from these sales of Stock will be used to finance the Company through the beta testing of its service, purchase of capital assets and as general working capital.

     On January 31, 2000 an agreement and plan of merger was signed between Fundae Acquisition Corporation, Fundae Merger Sub, Inc. and C Me Run Corp. C Me Run Corp. merged with Fundae Merger Sub, Inc. and became a wholly owned subsidiary of Fundae Acquisition Corporation. Subsequently, on the same date, C Me Run Corp. merged with Fundae Acquisition Corporation, with C Me Run Corp. being the surviving entity. As part of these transactions, all shareholders of C Me Run Corp. exchanged each type of securities held in C Me Run Corp. for an equivalent number of securities of the same type in Fundae Acquisition Corporation. All shares of Fundae Merger Sub, Inc. were also exchanged on a one for one basis for the shares of Fundae Acquisition Corporation. At the completion of this transaction, the Company had 7,334,333 shares issued and outstanding.

Item 3.  Defaults in Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     In a Preliminary Information Statement filed on December 13, 1999, shareholder were advised that a majority of the shareholders had consented in writing to the reincorporation of the Company to Delaware by way of a merger with its wholly owned subsidiary, Fundae Acquisition Corporation. In the merger, holders of common stock of the Company received five shares of common stock of Fundae Acquisition Corporation for each share of the Company's common stock they held on December 9, 1999. Any resulting fractional Fundae Acquisition Corporation common stock interests were rounded up to the next highest number of whole shares.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.    Description
-----------    -----------
2.1            The Plan and Agreement of Merger dated as of December 9, 1999 among cmerun, inc. and Fundae Acquisition Corporation (2)

2.2* Agreement and Plan of Merger dated as of January 31, 2000 among Fundae Acquisition Corporation, Fundae Merger Sub, Inc. and
               C Me Run Corp.

2.3* The Acquisition Agreement dated as of December 2, 1999 among C Me Run Corp, C Me Run (Alberta) Ltd. and CMERUN Acquisition Corp.

3(i).1         Articles of Incorporation filed March 16, 1995 (1)

3(i).2         Articles of Amendment filed January 20, 1999 (1)

3(ii).1        By-laws (1)


27*            Financial Data Schedule

(1) Incorporated herein by reference from the Company's Registration Statement on Form 10-SB.

(2) Incorporated herein by reference from the Company's definitive information statement 14C filed on December 28, 1999.


*    Filed herewith

(b)  Reports on Form 8-K.

1.   Current Report on Form 8-K filed on December 13, 1999

2.   Current Report on Form 8-K filed on December 13, 1999

3.   Current Report on Form 8-K filed on January 19, 2000

4.   Current Report on Form 8-K filed on January 27, 2000

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         C ME RUN CORP.


Date: February 11, 2000                  BY: /s/ Warren Talbot
                                             -----------------
                                             Warren Talbot
                                             President