Form 10QSB/A
period 1999-12-31
C ME RUN CORP
filed 2000-03-20
CIK 1078352

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

     THE PURPOSE OF THIS AMENDMENT TO REGISTRANT'S QUARTERLY REPORT ON FORM-10QSB IS TO AMEND CERTAIN DISCLOSURES IN ITEM 2.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The following discussion should be read in conjunction with the Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

     The Company was organized on March 16, 1995, under the laws of the State of Florida, having the stated purpose of engaging in any lawful activities. The Company was formed with the contemplated purpose to sell chocolate malts, flavoring and related products. The business concept and plan was based upon information obtained by the incorporator several years before while working for an unrelated company with the same concept and business plan. The incorporator and sole shareholder was unable to obtain the cooperation and assistance of workers and investors to implement the proposed plan. The primary area of sales was to be in Florida, but was never brought to the development stage. After development of a business plan and efforts to develop the business failed, all efforts were abandoned in 1996. At that time, the Company was unable to obtain the necessary supply contracts for its product line, was unable to obtain the necessary financing, therefore was unable to operate. Since its inception, the Company has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized any revenues since its inception due to the fact that its former executive, Mr. Dervaes had been primarily engaged in organizational and promotional activities on behalf of the Company. As a result, from inception through December 31, 1999, the Company had $0.00 revenue. Total Company operations and operating expenses as of December 31, 1999 were $33,500.

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

     As of December 31, 1999, the Company had no assets and an accumulated deficit of ($33,500) attributable to accrued legal expenses and professional fees.

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

                                         C ME RUN CORP.


Date: March 20, 2000                     BY: /s/ David Myers
                                             -----------------
                                             David Myers
                                             President