Form 10QSB
period 2000-03-31
C ME RUN CORP
filed 2000-06-06
CIK 1078352

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

                           Commission file no. 0-25359

                                   CMERUN CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                    65-0877745
-------------------------------------------------   ----------------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
               organization)                             Identification No.)

        One Cabot Road, Hudson, MA                             01749
-------------------------------------------------   ----------------------------
  (Address of principal executive offices)                   (Zip Code)


                    Issuer's telephone number: (978) 567 6800

           Securities to be registered under Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered

          None                                           None
------------------------------         -----------------------------------------

           Securities to be registered under Section 12(g) of the Act:


                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:        No:  X
    -----      -----

         As of March 31, 2000, there were 3,001,000 shares of Common Stock of the registrant issued and outstanding.

                         PART I -- Financial Information

Item 1.       Consolidated Financial Statements (Unaudited)


C Me Run Corp.
(A Development Stage Company)


Consolidated Balance Sheet
(unaudited)

At March 31, 2000

ASSETS
Current assets:
 Cash and cash equivalents                                          $ 3,462,008
 Restricted cash                                                      1,775,000
 Employee advances                                                       83,333
 Related party prepaid expenses                                         450,000
 Prepaid expenses and other current assets                              370,344
                                                                    ------------
                                                                      6,140,685

Property and Equipment:
 Leasehold improvements                                                 108,811
 Office furniture and equipment                                          33,506
 Computer equipment                                                     715,433
                                                                    ------------
                                                                        857,750
  Less: Accumulated depreciation and amortization                        75,660
                                                                    ------------
                                                                        782,090

Other Assets:
 Employee advances                                                      170,199
 Security deposits                                                      181,370
                                                                    ------------
                                                                        351,569
                                                                    ------------
Total assets                                                        $ 7,274,344
                                                                    ------------
                                                                    ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                   $   608,987
 Due to related party                                                   281,160
 Accrued issuance costs                                                 150,000
 Accrued leasehold improvements                                          90,000
 Accrued marketing costs                                                 75,000
 Accrued payroll and related costs                                       46,965
 Other accrued expenses                                                  35,000
                                                                    ------------
                                                                      1,287,112

Commitments and contingencies: (Note 7)


Redeemable series A convertible preferred stock
 (Aggregate liquidation preference of $1,000,000)                     1,019,594
Redeemable series B convertible preferred stock
 (Aggregate liquidation preference of $6,999,999)                     6,602,895
Redeemable series B convertible preferred stock
 subscribed and fully paid (Aggregate                                 1,378,027
 liquidation preference of $1,500,000)

Stockholders' equity (deficit):
 Common stock; $.001 par value; 50,000,000 shares
  authorized, 3,001,000 issued and outstanding                            3,001
 Additional paid-in capital                                           2,715,761
 Unearned compensation                                               (2,410,937)
 Deficit accumulated during the development stage                    (3,321,109)
                                                                    ------------
  Total stockholders' equity                                         (3,013,284)
                                                                    ------------
Total liabilities and stockholders' equity                          $ 7,274,344
                                                                    ------------
                                                                    ------------



See notes to consolidated financial statements.

C Me Run Corp.
(A Development Stage Company)

Consolidated Statement of Operations
(unaudited)

For the three months ended March 31, 2000 and cumulative from November 8,1999
 (date of inception) to March 31, 2000



                                                                          Cumulative
                                                                             from
                                                                        November 8,1999
                                                       Three months   (date of inception)
                                                          Ended               to
                                                      March 31, 2000    March 31, 2000
                                                      --------------   ---------------
Revenues                                              $         --     $          --
                                                      --------------   ---------------

Operating expenses
  Development costs                                        155,583           168,611
  General and administrative                             1,973,726         2,232,752
  Marketing and promotion                                  856,339           932,612
                                                      --------------   ---------------
                                                         2,985,648         3,333,975

Interest income                                             15,847            15,866


Income tax expense (benefit)                                    --                --
                                                      --------------   ---------------
Net loss                                                (2,969,801)       (3,318,109)

Beneficial conversion feature on
convertible preferred stock and warrants
  Series A convertible preferred stock and warrants       (976,425)         (976,425)
  Series B convertible preferred stock and warrants     (1,934,857)       (1,934,857)

Accretion of convertible preferred stock to
redemption value
  Series A convertible preferred stock                     (14,795)          (14,795)
  Series B convertible preferred stock                    (112,055)         (112,055)

Accretion of convertible preferred stock
issuance costs
  Series A convertible preferred stock                      (1,744)           (1,744)
  Series B convertible preferred stock                  (5,732,362)       (5,732,362)

Accretion of convertible preferred stock
dividends
  Series A convertible preferred stock                     (26,630)          (26,630)
  Series B convertible preferred stock                    (201,699)         (201,699)
                                                      --------------   ---------------

Net loss attributable to common
  stockholders                                        $(11,970,368)     $(12,318,676)
                                                      --------------   ---------------
                                                      --------------   ---------------

Basic and diluted net loss per common share

Loss per common share - basic and diluted                    (3.99)            (4.10)

Basic and diluted weighted-average                       3,001,000         3,001,000
  shares outstanding




See notes to consolidated financial statements.

C Me Run Corp.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Equity
(unaudited)

For the three months ended March 31, 2000 and cumulative from November 8,1999 (date of inception) to March 31, 2000



                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                                        Additional                    During the
                                                                    Common Stock         Paid-in        Unearned      Development
                                                            No. of Shares    Par Value    Capital      Compensation       Stage
                                                            -------------   ---------   ----------    ------------  ---------------
Issuance of founder's stock                                       1,000      $    1    $       999

Net loss                                                                                                              $  (348,308)
                                                          -------------------------------------------------------------------------
Balance at December 31, 1999                                      1,000           1            999                       (348,308)

Merger of Fundae Acquisition Corp and
      C Me Run Corp and cancellation
      of 4,000,000 outstanding shares                         3,000,000       3,000                                        (3,000)
Beneficial conversion feature related to
      Series A convertible preferred stock
      and warrants                                                                         976,425
Accretion of beneficial conversion feature
      related to Series A convertible preferred stock
      and warrants                                                                        (976,425)
Beneficial conversion feature related to
      Series B convertible preferred stock
      and warrants                                                                         584,857
Accretion of beneficial conversion feature
      related to Series B convertible preferred stock
      and warrants                                                                        (584,857)
Beneficial conversion feature related to Series B
      convertible preferred stock subscribed and fully paid                              1,350,000
Accretion of beneficial conversion feature related to
      Series B convertible preferred stock subscribed and
      fully paid                                                                        (1,350,000)
Accretion of Series A convertible preferred stock
      to redemption value                                                                  (14,795)
Accretion of Series B convertible preferred stock
      to redemption value                                                                 (103,562)
Accretion of Series B convertible preferred stock
      subscribed and fully paid
      to redemption value                                                                   (8,493)
Accretion of Series A convertible preferred stock
      issuance costs                                                                        (1,744)
Accretion of Series B convertible preferred stock
      issuance costs                                                                       (40,943)
Issuance of warrants to purchase common stock
      to placement agent in connection with sale
      of Series B convertible preferred stock                                            5,686,121
Accretion of Series B convertible preferred stock
      issuance costs - warrants issued to
      placement agent                                                                   (5,686,121)
Accretion of Series B convertible preferred stock
      subscribed and fully paid issuance costs                                              (4,247)
Dividends accrued on Series A convertible
      preferred stock                                                                      (26,630)
Dividends accrued on Series B convertible
      preferred stock                                                                     (186,411)
Dividends accrued on Series B convertible
      preferred stock subscribed and fully paid                                            (15,288)
Issuance of  common stock subscriptions
      in connection with advertising services                                              800,000     $  (800,000)
Issuance of warrants to purchase common
      stock in connection with financial advisory services                               1,265,000      (1,265,000)
Amortization of unearned compensation                                                                      705,938
Change in market value of common stock subscriptions
      and warrants issued in connection with
      advertising and financial advisory services                                        1,051,875      (1,051,875)
Net Loss                                                                                                                (2,969,801)
                                                          -------------------------------------------------------------------------
Balance at March 31, 2000                                     3,001,000      $3,001    $ 2,715,761     $(2,410,937)    $(3,321,109)
                                                          -------------------------------------------------------------------------
                                                          -------------------------------------------------------------------------



See notes to consolidated financial statements.

C Me Run Corp.
(A Development Stage Company)

Consolidated Statement of Cash Flows
(unaudited)

For the three months ended March 31, 2000 and cumulative from November 8,1999 (date of inception) to March 31, 2000



                                                                                                     Cumulative
                                                                                                        from
                                                                                                  November 8, 1999
                                                                                Three months     (date of inception)
                                                                                    Ended                 to
                                                                                March 31, 2000      March 31, 2000
                                                                                --------------      --------------
Cash flows from operating activities:
Net loss                                                                         $(2,969,801)         $(3,318,109)
Adjustments to reconcile net loss to net
      cash provided by operating activities:
           Depreciation and amortization                                              60,202               75,660
           Amortization of unearned compensation                                     705,938              705,938
Changes in operating assets and liabilities:
Employee Advances                                                                    (83,333)             (83,333)
Related party prepaid expenses                                                       180,000             (450,000)
Prepaid expenses and other current assets                                           (114,260)            (370,344)
Accounts payable                                                                     364,689              608,987
Accrued building costs                                                                90,000               90,000
Accrued marketing costs                                                               75,000               75,000
Accrued payroll and related costs                                                     45,643               46,965
Accrued expenses                                                                     (11,385)              35,000
Additions to other assets                                                           (151,569)            (351,569)
                                                                                --------------      --------------

Net cash used in operating activities                                             (1,808,876)          (2,935,805)

Cash flows used in investing activities:
Additions to property and equipment                                                 (313,086)            (857,750)
                                                                                --------------      --------------
Net cash used for investing activities                                              (313,086)            (857,750)

Cash flows from financing activities:
Restricted cash                                                                   (1,775,000)          (1,775,000)
Advances from related party                                                          673,679            2,374,311
Repayment of advances from related party                                          (2,092,151)          (2,093,151)
Proceeds from issuance of common stock                                                  -                   1,000
Proceeds from issuance of series A preferred stock, net                              976,425              976,425
      of issuance costs
Proceeds from issuance of series B preferred stock, net                            6,271,978            6,271,978
      of issuance costs
Proceeds from preferred stock subscription                                         1,500,000            1,500,000
                                                                                --------------      --------------

Net cash provided by financing activities                                          5,554,931            7,255,563

Increase in cash and cash equivalents                                              3,432,969            3,462,008

Cash and cash equivalents at beginning of period                                      29,039                    0
                                                                                --------------      --------------
Cash and cash equivalents at end of period                                        $3,462,008           $3,462,008
                                                                                --------------      --------------
                                                                                --------------      --------------

Summary of noncash financing and investing activities:

Issuance of common stock subscriptions in connection
      with advertising services                                                     $800,000             $800,000
                                                                                --------------      --------------
                                                                                --------------      --------------

Issuance of common stock warrants in connection
      with financial advisory services                                            $1,265,000           $1,265,000
                                                                                --------------      --------------
                                                                                --------------      --------------

Issuance of common stock warrants in connection
      with fee for Series B convertible preferred stock                           $5,686,121           $5,686,121
                                                                                --------------      --------------
                                                                                --------------      --------------



See notes to consolidated financial statements.

C Me Run Corp.
(A Development Stage Company)

Notes to Consolidated Financial Statements for the three months ended March 31, 2000 and for the period November 8, 1999 (date of inception) to March 31, 2000

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

C Me Run Corp. (the "Company") is an application service provider whose strategy is to operate internet computing whereby consumers will be able to access brand-name software and store files via a secure web browser through their favorite Internet Service Provider (ISP) or using almost any internet-ready device. The Company currently has not commenced its principal operations and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company for financial reporting purposes.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, C Me Run Acquisition Corp. All intercompany accounts and transactions have been eliminated in consolidation.

The Company was incorporated under the name "Fundae Corp." on March 16, 1995 under the laws of the State of Florida. From inception to December 1999, the Company conducted minimal business operations except for organizational and capital raising activities.

On December 2, 1999, Fundae Corp. changed its name to "cmerun, inc." in anticipation of a potential transaction with a privately-held applications service provider, C Me Run Corp. On December 29, 1999, the Company reincorporated in the State of Delaware through the merger of the Company with and into its wholly-owned subsidiary, Fundae Acquisition Corporation.

On January 31, 2000, Fundae Merger Sub, Inc. merged with and into C Me Run Corp., an applications service provider. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received a like number of shares of common stock and/or preferred stock of the Company as they held in C Me Run Corp. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger the Company exercised a right to purchase for cancellation 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,000,000 shares of common shares issued and outstanding.

On February 2, 2000, C Me Run Corp. merged with and into the Company. In connection with the merger of the Company with C Me Run Corp., the Company became obligated to acquire C Me Run (Alberta) Ltd. In connection with that pending acquisition, the Company will become obligated to issue to the holders of certain exchangeable shares of C Me Run (Alberta) Ltd., upon presentation for exchange, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 350,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 2,483,000 shares of common stock with an exercise price of $5.00 per share. On February 2, 2000, the Company also changed its name to C Me Run Corp.

During the second quarter of fiscal 2000, the Company had limited operations and incurred a net loss of $(2,969,801) and a cumulative net loss of $(3,318,109) from November 8, 1999 to March 31, 2000. Funding of these losses was provided principally by the proceeds from the sale of the Series A and Series B Convertible Preferred Stock.

Since inception, the Company has focused its efforts on building an infrastructure, marketing efforts, and service development. The Company is refining its service offering and building an infrastructure to prepare for the anticipated rapid growth to meet its expected customer needs. In addition, with the Company's unique approach of offering its programs, significant expenditures were incurred relating to promoting its services and its potential benefits.

At March 31, 2000, the Company had available cash of approximately $3,500,000 and restricted cash of $1,775,000. Management anticipates that pending resolution of certain documentation matters, that $1,500,000 of the restricted cash will be available for its capital needs. Based upon the current level of expenditures, management expects to be able to finance operations into the fourth quarter of the current fiscal year.

In order to meet its cash requirements through the end of the fiscal year and for the next twelve months, management intends to seek financing from a number of sources. With the expected registration of additional shares of its common stock, a significant number of warrants currently outstanding could be exercised for the purchase of common stock. Depending upon the number of warrants exercised, this could provide up to an additional $5,500,000 of cash to the Company. In conjunction with its equipment requirements, management is in discussion with certain vendors to provide an equity investment in the Company. Although specific terms have not been discussed, management believes that this investment could be in the range of $5,000,000 to $10,000,000.

In addition to these sources, management is considering alternative sources including additional private debt or equity capital or a potential sale of public equity.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has yet to generate revenues, and accordingly, is subject to a number of risks. Principal among these risks are the successful development and marketing of its service, competition from other companies, and the ability to raise additional financing as required. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

2.       SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of C Me Run Corp. have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

Fiscal Year

The Company's fiscal year ends September 30.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company invests its excess cash in money market funds, which invest in U.S. Government securities and are subject to minimal credit and market risk.

Prepaid Expenses

Prepaid expenses are carried at cost and consist principally of advance payments for trade shows and license agreements which benefit more than one period. The amounts are charged to expense when the trade show takes place and for the license agreements over the term of the agreement.

Property and Equipment

Property and equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful life for leasehold improvements is five years or the remaining useful life of the lease, whichever is shorter and the estimated useful life for furniture and equipment and computer equipment is three years. Maintenance and repair costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between the financial reporting and taxable income and for loss carryforwards based on enacted tax law and rates.

Net Loss Per Common Share

Basic loss per share is computed using the weighted-average number of common shares outstanding. Shares issued in the reverse acquisition have been treated as outstanding since inception. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (preferred shares and warrants) were exercised or converted into common stock unless the effects are antidilutive. All common stock equivalents (warrants and preferred stock) that were outstanding for the periods presented were not included in the computation of loss per common share due to a net loss on all periods presented, and, therefore, their effect would be antidilutive.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash and cash equivalents. The Company places its investments in highly rated financial institutions.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires companies to report the changes in their net assets during the period from nonowner sources by major components and as a single total. The Company had no material reportable comprehensive income items to report, other than net loss, for the three months ended March 31, 2000 and for the period November 8, 1999 (date of inception) to March 31, 2000. Adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company is required to adopt this statement effective January 1, 2001. Management does not expect the implementation to have a significant impact on the financial statements of the Company.

3.       RESTRICTED CASH

During the period, the Company received $1,500,000 in connection with the sale of 500,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"). At March 31, 2000 the issuance had not been completed, pending certain actions to be completed by the Company. Accordingly, the funds received have been classified in restricted cash. In addition, at March 31, 2000, the landlord of a facility held $200,000 in a bank in the name of the Company and accordingly this amount has been classified as restricted cash. Restricted cash also includes $75,000 to secure a leasing line of credit with a bank. No amounts were outstanding under this line at March 31, 2000.

4.       EMPLOYEE ADVANCES

In connection with their employment agreements, the Company granted three officers non-interest bearing loans. Two of the loans which aggregate $17,420 are payable on demand. The third loan of $250,000 will be forgiven in equal amounts over a three-year period on the condition that employment continues.

5.       STOCKHOLDERS' EQUITY

Common Stock

On November 9, 1999, the Company issued 1,000 shares of $.001 par value common stock to the Founder for $1,000. On January 31, 2000, the Company merged with Fundae Merger Sub, Inc. The merger was a stock-for-stock transaction accounted for as a reverse merger. As such, the Company's balance sheet reflects the 3,000,000 common shares of Fundae Merger Sub, Inc. which were outstanding prior to the merger. Of the total of 3,001,000 shares of common stock issued and outstanding at March 31, 2000, 1,501,000 are considered to be "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933.

On January 28, 2000, the Company entered into an advertising agency agreement to promote public awareness of the Company. As consideration for such services, the Company will grant the agency 50,000 restricted shares of common stock of which 25,000 will have piggyback registration rights. The term of the agreement is six months with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $800,000 to unearned compensation to be expensed over the term of the agreement. The Company has not yet issued the common stock and as such has remeasured the value of the common stock as of March 31, 2000 and has adjusted compensation expense for the period ended March 31, 2000. For the period ended March 31, 2000, $372,917 was amortized and recorded in selling expenses.

Common Stock Warrants

In connection with the issuance of 2,000,000 shares of Series A convertible Preferred Stock (the "Series A Stock"), the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at a price of $1.00 per share.

In connection with the issuance of 2,333,333 shares of Series B Convertible Preferred stock (the "Series B Stock"), the Company issued warrants to purchase 1,400,000 shares of the Company's common stock at a price of $2.50 per share.

On February 1, 2000, the Company entered into an agreement with a firm to provide general corporate financial advisory and investor and media relations needs. As consideration for these services, the Company will grant the firm warrants to purchase 115,000 shares of common stock at $5.00 per share with registration for 50% of the warrants by June 30, 2000 and the remaining 50% by December 31, 2000. The agreement also provides for a retainer of $9,000 per month and a percentage fee of up to 5% of the value level of certain transactions involving business development and technology licensing, and mergers and acquisitions completed by the Company and a success fee of 7% (plus warrant coverage, at sale price of the common stock, of 10%) for advising the Company with respect to financing strategy, including public and private equity and debt. The term of the agreement is one year with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $1,265,000 to unearned compensation to be expensed over the term of the agreement. The Company has not yet issued the warrants and as such has remeasured the value of the warrants as of March 31, 2000 and has adjusted compensation expense for the period ended March 31, 2000. For the period ended March 31, 2000 $333,021 was amortized and recorded in general and administrative expenses.

In connection with the sale of the Series B Stock, the selling agent received warrants to purchase 400,000 shares of the Company's common stock at $2.50 per share which expire in January, 2004. The estimated fair market value of the warrant of $5,686,121 has been recorded as a reduction of the proceeds from the sale of the Series B Stock. The warrants are exercisable immediately and, accordingly, the Company also recorded accretion of the entire amount to the carrying value of the Series B stock.

6.       REDEEMABLE PREFERRED STOCKS

Series A Convertible Preferred Stock

On January 12, 2000, the Company issued 2,000,000 shares of Series A stock, par value $.001 per share, for $1,000,000. Issuance costs of $23,575 are being accreted to the carrying value of the Series A Stock over the period to the stock's scheduled redemption date of January 11, 2003.

Series B Convertible Preferred Stock

On January 28, 2000, the Company issued 2,333,333 shares of Series B Stock, par value $.001 per share, for $6,999,999. Issuance costs of $6,415,142 include $5,686,121 related to warrants to purchase 400,000 shares of common stock which are exercisable immediately and, accordingly, have been accreted to the carrying value of the Series B stock. Other issuance costs of $729,021 are being accreted to the carrying value of the Series B Stock over the period to the stock's scheduled redemption date of January 11, 2003.

The rights and preferences of each of the classes of preferred stock are as follows:

         Liquidation - In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, before any distributions are made to the holders of any classes of stock ranking junior to the Series A and Series B Stock, the Series A shareholders will be entitled to be paid an amount equal to the preference value of $.50 per share and the Series B shareholders will be entitled to be paid an amount equal to the preference value of $3.00 per share. After such distribution, any remaining assets available for distribution shall be distributed to the holders of shares of Series A Stock and Series B Stock and holders of Common Stock pro rata based on the total number of shares held by each holder on a fully-converted basis. If the assets are not sufficient to generate cash sufficient to pay in full the Series A and Series B preference values, then the Series A and Series B shareholders will be entitled to share ratably in any distribution of cash generated by assets in accordance with the respective amounts that would have been payable in such distribution if the amounts to which the holders of the Series A and Series B Stock are paid in full.

         Conversion - The Series A Stock has a preference value of $.50 per share and is convertible at the option of the holder at any time prior to the redemption date into the number of shares of common stock of the Company as determined by dividing the preference value by the conversion price then in effect. The Series B Stock has a preference value of $3.00 per share and is convertible at the option of the holder at any time prior to the redemption date into the number of shares of common stock of the Company as is determined by dividing the preference value by the conversion price then in effect.

         Dividends - The holders of the Series A and Series B Stock are entitled to receive cumulative dividends at the rate of 12% of the preference value per share payable in quarterly installments in cash or shares of common stock.

         Voting Rights - The holders of the Series A and Series B Stock and the holders of the Common Stock shall be entitled to vote as a single class. Each holder of Series A or Series B Stock shall have one vote for each full share of Common Stock into which the Series A and Series B Stock would be convertible on the record date for the vote.

         Redemption - If not converted to Common Stock by the holders prior to the redemption date of January 11, 2003, the Series A and Series B Stock shall be redeemed by the Company at a redemption price of 120% of the preference value, plus all accumulated and unpaid dividends accrued as of the redemption date.

         Beneficial Conversion Feature - The entire value of the Series A Stock was allocated to the beneficial conversion feature based on the difference between the conversion price of $.50 per share and the estimated fair value of the common stock at the date that the preferred stock was issued. This amount, however, was limited to the value of the proceeds received from issuing the beneficial convertible security. As the Series A Stock is immediately convertible, the Company also recorded accretion of the entire amount to additional paid-in capital. Similarly, the entire value of the Series B Stock was allocated to the beneficial conversion feature based on the difference between the conversion price of $3.00 per share and the estimated fair value of the common stock at the date that the preferred stock was issued. This amount, however, was limited to the value of the proceeds received from issuing the beneficial convertible security. As the Series B Stock is immediately convertible, the Company also recorded accretion of the entire amount to additional paid-in capital.

The Company allocated $976,425 and $584,857, to the beneficial conversion feature of the Series A Stock and warrants and Series B Stock and warrants, respectively, net of issuance costs.

Preferred Stock Subscribed

During the period, the Company received $1,500,000 in connection with the issuance of an additional 500,000 shares of the Series B Stock. At March 31, 2000, the shares have not been issued, pending certain actions to be completed by the Company. Accordingly, the funds received have been classified in restricted cash and the shares have been recorded as fully paid and subscribed in the accompanying financial statements. Issuance costs of $150,000 have been recorded as a reduction of the proceeds from the sale.

Registration Rights Agreements

The Registration Rights Agreements between the Company and the Series A and Series B shareholders require the Company to register common stock underlying the warrants and the convertible preferred stock prior to May 19, 2000 (the "Registration Date") in the form of a registration statement and to keep the registration statement continuously effective for a period of the earlier of two years or until there are no additional securities required to be registered. In the event that the Company does not file a registration statement prior to the 30th day following the Registration Date, or if any registration statement has not been declared effective on or prior to the 120th day following the Registration Date, the Company will be required to pay liquidated damages in the amount of 2% per month of the proceeds from the sale of the preferred stock, or approximately $190,000 per month.

7.       COMMITMENTS

The Company leases certain property and equipment under operating leases expiring at various dates through 2005. At March 31, 2000, future minimum payments under non-cancellable operating leases are as follows:

March 31 - September 30, 2000        $  354,740
2002                                 $  363,499
2003                                 $  372,258
2004                                 $  372,258
2005 and after                       $  186,129
                                     ----------
                                     $1,648,884



Rent expense was $54,063 for the three months ended March 31, 2000 and $78,063 for the period from November 8, 1999 to March 31, 2000. The lease for the Company's facility in Hudson, MA expires on March 31, 2005. The Company has the option to extend the term for an additional five years at a fair market value rate.


In connection with a proposed settlement agreement and release relating to a lawsuit in which the Company was named, the Company does not expect to make any payments. Therefore, management believes that the settlement will not have any material impact on the Company's financial position, results of operations, or cash flows.

8.       RELATED PARTY TRANSACTIONS

From the date of incorporation through the sale of its convertible preferred stock, the working capital requirements of the Company were financed principally by Chell.com Inc., a Calgary, Alberta based incubator of internet related companies. The Chairman of Chell.com is also the Chairman of the Company. During this period, Chell.com advanced approximately $1,654,000 to the Company of which approximately $282,000 is still outstanding at March 31, 2000

On November 15, 1999, Chell.com Inc. and the Company entered into a consulting agreement whereby Chell.com Inc. would supply certain services in the areas of corporate strategy, human resources, corporate finance, communications and hiring outside consultants to the Company for a one-year period. The fee for this service was $720,000 per annum payable in advance of which $180,000 was expensed for the three months ended March 31, 2000 and $270,000 for the period from November 8, 1999 to March 31, 2000. At March 31, 2000, a balance of $450,000 is included in prepaid expenses related to the remaining contract term.

The Series B Stock was sold to an organization in which the Chairman, a principal shareholder of the Company, has an interest.

9.       INCOME TAXES

The income tax benefit differs from the amount computed by applying the U. S. federal statutory tax rate and effective state tax rate (39%) to the loss before income taxes for the following reasons:

                                                                              Cumulative From
                                                     Three Months             November 8, 1999
                                                        Ended              (date of inception) to
                                                     March 31, 2000            March 31, 2000
                                                     --------------        -----------------------
Income tax benefit at U. S. statutory rate           $1,109,735                 $1,221,129
Change in deferred tax valuation allowance            1,109,735                  1,221,129
                                                     ----------                 ----------
Income tax benefit                                   $        0                          0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of the Company's deferred tax assets are as follows:

Deferred tax assets:

                                                                              Cumulative From
                                                     Three Months             November 8, 1999
                                                        Ended              (date of inception) to
                                                     March 31, 2000            March 31, 2000
                                                     --------------        -----------------------
         Start-up costs                                  27,975                      52,421
         Net operating loss carryforwards             1,109,735                   1,221,129
                                                     ----------                  ----------
Net deferred tax assets                               1,137,710                   1,273,550
Valuation allowance                                  (1,137,710)                 (1,273,550)
                                                     ----------                  ----------
Net deferred tax assets                                       0                           0



The Company has provided a valuation allowance for the full amount of the deferred tax assets as it is not more likely than not that this asset will be realized.

The Company has a net operating loss carryforward of $3,131,000 which expires in 2020.

10.      PROPOSED TRANSACTION

On December 2, 1999, the Company and its wholly-owned subsidiary, C Me Run Acquisition Corp. and C Me Run (Alberta) Ltd. entered into an Acquisition Agreement whereby the Company, either directly or through its wholly owned subsidiary C Me Run Acquisition Corp, would acquire all of the outstanding common shares of C Me Run (Alberta) Ltd. and any outstanding options at the time of conversion. The transaction has not yet been consumated, pending the filing of the appropriate regulatory documents and approvals of the transaction.

Item 2. Management's Discussion and Analysis or Plan of Operation, Financial Condition and Results of Operation

Overview

The Company was incorporated under the name "Fundae Corp." on March 16, 1995 under the laws of the State of Florida. From inception to December 1999, the Company conducted minimal business operations except for organizational and capital raising activities.

On December 2, 1999, Fundae Corp. changed its name to "cmerun, inc." in anticipation of a potential transaction with a privately-held applications service provider, C Me Run Corp. (the "Company"). On December 29, 1999, the Company reincorporated in the State of Delaware through the merger of the Company with and into its wholly-owned subsidiary, Fundae Acquisition Corporation.

On January 31, 2000, Fundae Merger Sub, Inc. merged with and into C Me Run Corp., an applications service provider. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received a like number of shares of common stock and/or preferred stock of the Company as they held in C Me Run Corp. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger the Company exercised a right to purchase for cancellation 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,000,000 shares of common shares issued and outstanding.

On February 2, 2000, C Me Run Corp. merged with and into the Company. In connection with the merger of the Company with C Me Run Corp., the Company became obligated to acquire C Me Run (Alberta) Ltd. In connection with that pending acquisition, the Company will become obligated to issue to the holders of certain exchangeable shares of C Me Run (Alberta) Ltd., upon presentation for exchange, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 350,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 2,483,000 shares of common stock with an exercise price of $5.00 per share. On February 2, 2000, the Company also changed its name to C Me Run Corp. (the "Company").

The Company has very little recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. There can be no assurance that the business will develop into a going concern or that it will continue to operate successfully. Many of the potential business opportunities available to the Company involve new and untested products, processes and market strategies which may not ultimately prove to be successful.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, without limitation:

         - limited or delayed client acquisition or increases in client acquisition costs;

         - the Company's ability to retain clients, sellers and suppliers and attract new clients, sellers and suppliers cost-effectively;

         - changes in the Company's pricing policies or those of its competitors or suppliers;

         - the Company's ability to obtain adequate capital to affect its marketing and acquisition strategies;

         -    the Company's ability to introduce new services;

         - delays in developing and introducing new products or enhanced capabilities for existing products;

         -    introduction of new services by the Company's competitors;

         - the Company's ability to adequately supply services to its clients; and

         - changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

Consequently, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any forward-looking statements made herein.

Plan of Operation

The Company's plans for the next 12 months include the establishment of a fully operational pilot program which will enable it to test certain critical assumptions. This program includes offering its services to at least two service providers for either no cost or minimal cost who will then make the services available to their subscribers. This testing will allow the Company to corroborate such matters as concurrency rates among subscribers, software preferences, speed and ease of use, and software scaling capabilities. The Company anticipates that this testing will begin at the end of June 2000 and continue through July 2000. Building on the results, the Company expects to roll out a full-scale revenue-generating program in the August and September 2000 time period and will continue to expand its customer base. Management expects that the Company will continue to incur losses until late in fiscal year 2002 while it continues to increase its subscriber base to cover the significant fixed costs involved in its operations. The Company currently has not commenced its principal operations and in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company for financial reporting purposes.

As the Company's customer base grows, significant expansion will be required both in terms of its equipment and workforce. The Company's current workforce of 17 (including its officers) is expected to increase to more than 90 during the next 12 months. As the number of subscribers increases, the Company expects significant additions to its hardware requirements, primarily in the form of various servers that would provide user applications and service the data storage requirements of the subscribers. The Company anticipates that servers will be obtained through equipment leasing arrangements. In addition, data storage needs will be met through a combination of equipment leasing arrangements and third party solutions.

Results of Operation

For the period ended March 31, 2000, the Company had no revenues and incurred a net loss of ($2,969,801). During this time the Company focused its efforts on building an infrastructure, marketing efforts, and service development. The Company is refining its service offering and building an infrastructure to prepare for the anticipated rapid growth to meet its expected customer needs. In addition, with the Company's unique approach of offering its programs, significant expenditures were incurred relating to promoting its services and its potential benefits.

Liquidity and Capital Resources

At March 31, 2000, the Company had available cash of approximately $3,500,000 and restricted cash of $1,775,000. Management anticipates that pending resolution of certain documentation matters, that $1,500,000 of the restricted cash will be available for its capital needs. Based upon the current level of expenditures, management expects to be able to finance operations into the fourth quarter of the current fiscal year.

In order to meet its cash requirements through the end of the fiscal year and for the next twelve months, management intends to seek financing from a number of sources. With the expected registration of additional shares of its common stock, a significant number of warrants currently outstanding could be exercised for the purchase of common stock. Depending upon the number of warrants exercised, this could provide up to an additional $5,500,000 of cash to the Company. In conjunction with its equipment requirements, management is in discussion with certain vendors to provide an equity investment in the Company. Although specific terms have not been discussed, management believes that this investment could be in the range of $5,000,000 to $10,000,000.

In addition to these sources, management is considering alternative sources including additional private debt or equity capital or a potential sale of public equity.

Merger with C Me Run Corp.

On January 31, 2000, Fundae Merger Sub, Inc. merged with and into C Me Run Corp., an applications service provider. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received a like number of shares of common stock and/or Preferred Stock of the Company as they held in C Me Run Corp. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger the Company exercised a right to purchase for cancellation 4,000,000 shares of its common stock for total consideration of $1.00 with a resulting 3,000,000 shares of common shares issued and outstanding.

In addition, the Company assumed the obligation to issue common stock upon the exercise of warrants to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share, and warrants to purchase 1,800,000 shares of common stock with an exercise price of $2.50.

On February 2, 2000, C Me Run Corp. merged with and into the Company. In connection with the merger of the Company with C Me Run Corp., the Company became obligated to issue to the holders of certain exchangeable shares of C Me Run (Alberta) Ltd., upon presentation for exchange, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 350,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 2,483,000 shares of common stock with an exercise price of $5.00 per share.

                           PART II - Other Information

Item 1.       Legal Proceedings

The Company was served with a lawsuit by FutureLink Corp., FutureLink Distribution Corp. and FutureLink Micro Visions Corp. (collectively, "FutureLink"). The FutureLink lawsuit, which was filed on January 20, 2000 in the Court of Queen's Bench Alberta, Judicial District of Calgary, Action #0001-01111, alleged that certain employees of C Me Run Corp. (prior to its acquisition by the Company) had conspired to appropriate a corporate opportunity from FutureLink and use it to their own advantage. FutureLink alleged that C Me Run Corp. was the same business concept, which was developed by the individuals named in the lawsuit while they were at FutureLink, using its facilities. The Plaintiff was seeking a permanent injunction restraining C Me Run Corp. and its subsidiaries from carrying on business related to the project. As well, the Plaintiff was seeking a judgment in the amount of CDN $80,000,000 and the ownership of all shares of C Me Run held by the Defendants. The Company defended FutureLink's lawsuit and had filed a counterclaim against FutureLink, for CDN $126M (approximately US $88M).

In connection with a proposed settlement agreement and release relating to a lawsuit in which the Company was named, the Company does not expect to make any payments. Therefore, management believes that the settlement will not have any material impact on the Company's financial position, results of operations, or cash flows.

Item 2.       Change in Securities and Use of Proceeds

On January 31, 2000, a subsidiary of the Company was merged with and into C Me Run Corp. Pursuant to the merger, in exchange for their interests in C Me Run Corp., the Company issued 1,000 shares of common stock to Cameron Chell, 2,000,000 shares of Series A Stock to Hammock Group Ltd. ("Hammock") and 2,333,333 shares of Series B Stock to VC Advantage Limited Partnership ("VCALP"). The terms of the Series A Stock and The Series B Stock are set forth in exhibits 4.1 and 4.2 to this Form 10-QSB.

In addition, in exchange for outstanding options and warrants of C Me Run Corp., the Company issued (i) to Hammock a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share, (ii) to VCALP a warrant to purchase 1,400,000 shares of common stock with an exercise price of $2.50, and (iii) to Thomson Kernaghan & Co. Limited a warrant to purchase 400,000 shares with an exercise price of $2.50. In connection with the merger of the Company with C Me Run Corp., the Company became obligated to acquire C Me Run (Alberta) Ltd. In connection with that pending acquisition, the Company will become obligated to issue to the holders of certain exchangeable shares of C Me Run (Alberta) Ltd., upon presentation for exchange, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 2,483,000 shares of common stock with an exercise price of $5.00 per share.

The Company's issuance of common stock, Series A Stock, Series B Stock, and warrants and options to purchase common stock was exempt from registration under the Securities Act of 1933 by virtue of Regulation D promulgated thereunder or Section 4(2) thereof.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.       OTHER INFORMATION

None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See the attached exhibit list following the Company's signature for a list of exhibits filed herewith.

(b)      Reports on Form 8-K


           Date Filed           Items Reported
           ----------           --------------
         January 19, 2000       Item 5:  Reincorporation in Delaware
         January 27, 2000       Item 5:  Press release concerning Futurelink litigation
         March 15, 2000         Item 5:  Increase in size of Board and election of directors


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  C Me Run Corp.


Date: June __, 2000               By: /s/ James Lovie
                                     -------------------------------
                                  Its: Chief Executive Officer


Date: June __, 2000               By: /s/ Gerald J. McGovern
                                     -------------------------------
                                  Its: Chief Financial Officer

                                  EXHIBIT INDEX



Exh. No.      Description
-------       -----------
2.1           Agreement and Plan of Merger dated as of January 31, 2000 among
              Fundae Acquisition Corporation, Fundae Merger Sub, Inc. and C Me
              Run Corp. (incorporated by reference from the Company's Quarterly
              Report on Form 10-QSB for the Quarter Ended December 31, 1999).

4.1           Corrected Certificate of Designation for Series A Convertible
              Preferred Stock

4.2           Corrected Certificate of Designation for Series B Convertible
              Preferred Stock

10.1          Warrant Agreement with Hammock

10.2          Warrant Agreement with VCALP

10.3          Warrant Agreement with Thomson Kernaghan & Co. Limited ("TKCL")

10.4 Form of Registration Rights Agreement executed by Hammock, VCALP and TKCL

10.5          Letter Agreement dated January 28, 2000 with VCALP

10.6          Consulting Agreement with Chell.com Inc.

10.7          Office lease with One Cabot Road Investors, LLC

10.8          Advertising Agency Agreement with Interactive Business Channel

10.9          Amendment to Advertising Agency Agreement

10.10         Letter Consulting Agreement with SmallCaps Online Group LLC

27.1          Financial Data Schedule
