Form 10KSB/A
period 1999-09-30
C ME RUN CORP
filed 2000-06-08
CIK 1078352

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                 Amendment 1 to
                                   Form 10-KSB

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



Reason for amendment:

         The Independent Auditors' Report as originally filed inadvertenly ommitted reference to the financial statements' conformity with generally accepted accounting principles in the United States of America.

INDEX TO THE FINANCIAL STATEMENTS



FUNDAE CORPORATION

TABLE OF CONTENTS


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fundae Corporation as of September 30, 1999 and the results of its operations and its cash flows for the period from December 1, 1998 (date of inception) to September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                                     CMERUN, INC.
                                    (Registrant)

Date: June 8, 2000          BY:     /s/ Gerald J.  McGovern
                                  --------------------------
                                    Chief Financial Officer