Form 10QSB/A
period 2000-03-31
C ME RUN CORP
filed 2000-12-06
CIK 1078352

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB/A

 X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

                           Commission file no. 0-25359

                                  CMERUN CORP.
                                  ------------
                 (Name of Small Business Issuer in its Charter)

                    Delaware                                  91-2013692
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                            Identification No.)

                        One Cabot Road, Hudson, MA                01749
--------------------------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: (978) 567 6800

           Securities to be registered under Section 12(b) of the Act:

  Title of each class                 Name of each exchange on which registered

        None                                            None
--------------------------------------------------------------------------------
           Securities to be registered under Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of class)

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


cMeRun Corp.
(A Development Stage Company)


Consolidated Balance Sheet (As Restated - Note 11)

(unaudited)

At March 31, 2000


ASSETS
Current assets:
Cash and cash equivalents                                              $  3,462,008
Restricted cash                                                           1,775,000
Employee advances                                                            83,333
Related party prepaid expenses                                              450,000
Prepaid expenses and other current assets                                   371,044
                                                                       ------------

                                                                          6,141,385

Property and Equipment:
Leasehold improvements                                                      108,811
Office furniture and equipment                                               33,506
Computer equipment                                                          715,433
                                                                       ------------

                                                                            857,750
Less: Accumulated depreciation and amortization                              75,660
                                                                       ------------

                                                                            782,090

Other Assets:
Employee advances                                                           170,199
Security deposits                                                           181,370
                                                                       ------------

                                                                            351,569
                                                                       ------------

Total assets                                                           $  7,275,044
                                                                       ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                       $    608,987
Due to related party                                                        281,160
Accrued issuance costs                                                      150,000
Accrued leasehold improvements                                               90,000
Accrued marketing costs                                                      75,000
Accrued payroll and related costs                                            46,965
Other accrued expenses                                                       35,000
                                                                       ------------

                                                                          1,287,112

Commitments and contingencies: (Note 6)

Redeemable series A convertible preferred stock
(Aggregate redemption value of $1,041,425)                                1,019,594
Redeemable series B convertible preferred stock
(Aggregate redemption value of $7,289,972)                                3,374,764
Redeemable series B convertible preferred stock
subscribed and fully paid (Aggregate
redemption value of $1,523,781)                                           1,378,026



Stockholders' equity:
Common stock of $.001 par value; 50,000,000 shares
authorized, 3,001,000 issued and outstanding                                  3,001
Common stock subscribed                                                         700
Additional paid-in capital                                                9,734,248
Unearned compensation                                                    (5,848,900)
Deficit accumulated during the development stage                         (3,673,501)
                                                                       ------------

Total stockholders' equity                                                  215,548
                                                                       ------------

Total liabilities and stockholders' equity                               $7,275,044
                                                                       ------------


See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)


Consolidated Statement of Operations (As Restated - Note 11)

(unaudited)

For the three months ended March 31, 2000 and cumulative from November 8,1999 (date of inception) to March 31, 2000


                                                                                      Cumulative
                                                                                         from
                                                                                     November 8,1999
                                                                     Three months   (date of inception)
                                                                         Ended              to
                                                                     March 31, 2000    March 31, 2000
                                                                      ------------      ------------
Revenues                                                                       $--               $--
                                                                      ------------      ------------

Operating expenses
Development costs (including $82,554 of non-cash compensation)             238,137           251,164
General and administrative (including $559,996 and $589,366
 of non-cash compensation)                                               1,827,784         2,116,181
Marketing and promotion (including $389,410
 of non-cash compensation)                                               1,245,749         1,322,022
                                                                      ------------      ------------

                                                                         3,311,670         3,689,367

Interest income                                                             15,847            15,866

Income tax expense (benefit)                                                  --                --
                                                                      ------------      ------------
Net loss                                                                (3,295,823)       (3,673,501)

Beneficial conversion feature on
convertible preferred stock and warrants
Series A convertible preferred stock and warrants                         (976,425)         (976,425)
Series B convertible preferred stock and warrants                       (4,122,036)       (4,122,036)

Accretion of convertible preferred stock to
redemption value
Series A convertible preferred stock                                       (14,795)          (14,795)
Series B convertible preferred stock                                      (112,055)         (112,055)

Accretion of convertible preferred stock
issuance costs
Series A convertible preferred stock                                        (1,744)           (1,744)
Series B convertible preferred stock                                      (317,000)         (317,000)

Accretion of convertible preferred stock
dividends
Series A convertible preferred stock                                       (26,630)          (26,630)
Series B convertible preferred stock                                      (201,699)         (201,699)
                                                                      ------------      ------------
Net loss attributable to common
stockholders                                                           $(9,068,207)      $(9,445,885)
                                                                      ------------      ------------

Basic and diluted net loss per common share

Loss per common share - basic and diluted                                    (3.02)            (3.15)

Basic and diluted weighted-average                                       3,001,000         3,001,000
shares outstanding


See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)


Consolidated Statement of Changes in Stockholders' Deficit
(As Restated - Note 11)
(unaudited)

For the three months ended March 31, 2000 and cumulative from November 8, 1999 (date of inception) to March 31, 2000


                                                                                                                      Additional
                                                                     Common Stock         Common Stock Subscribed      Paid-in
                                                           No. of Shares     Par Value   No. of Shares    Par Value    Capital
                                                           -------------     ---------   -------------    ---------   ---------

Issuance of founders' stock                                   1,000          $    1                                   $    999
Issuance of stock options to employees and non-employee
members of the board of directors                                                                                      203,500
Common stock subscribed                                                                    700,000           700
Stock-based compensation
                                                           ---------         --------    ----------       --------    ---------
Net loss

Balance at December 31, 1999                                  1,000               1        700,000           700       204,499

Merger of Fundae Acquisition Corp and
C Me Run Corp and cancellation
of 4,000,000 outstanding shares                           3,000,000           3,000                                     (3,000)
Beneficial conversion feature related to
Series A convertible preferred stock
and warrants                                                                                                           976,425
Accretion of beneficial conversion feature
related to Series A convertible preferred stock
and warrants                                                                                                          (976,425)
Beneficial conversion feature related to
Series B convertible preferred stock
and warrants                                                                                                         2,772,036
Accretion of beneficial conversion feature
related to Series B convertible preferred stock
and warrants                                                                                                        (2,772,036)
Beneficial conversion feature related to Series B
convertible preferred stock subscribed and fully paid                                                                1,350,000
Accretion of beneficial conversion feature related to
Series B convertible preferred stock subscribed and
fully paid                                                                                                          (1,350,000)
Accretion of Series A convertible preferred stock
to redemption value                                                                                                    (14,795)
Accretion of Series B convertible preferred stock
to redemption value                                                                                                   (103,562)
Accretion of Series B convertible preferred stock
subscribed and fully paid
to redemption value                                                                                                     (8,493)
Accretion of Series A convertible preferred stock
issuance costs                                                                                                          (1,744)
Issuance of warrants to purchase common stock
to placement agent in connection with sale
of Series B convertible preferred stock                                                                              3,499,942
Accretion of Series B convertible preferred stock
issuance costs                                                                                                        (312,753)
Accretion of Series B convertible preferred stock
subscribed and fully paid issuance costs                                                                                (4,247)
Dividends accrued on Series A convertible
preferred stock                                                                                                        (26,630)
Dividends accrued on Series B convertible
preferred stock                                                                                                       (186,411)
Dividends accrued on Series B convertible
preferred stock subscribed and fully paid                                                                              (15,288)
Issuance of stock options to employees and non-employee
members of the board of directors                                                                                    3,312,250
Stock-based compensation
Issuance of common stock subscriptions
in connection with advertising services                                                                                500,000
Issuance of warrants to purchase common
stock in connection with financial advisory services                                                                   926,582

                                                                                    Deficit
                                                                                   Accumulated
                                                                                   During the
                                                                    Unearned       Development
                                                                   Compensation       Stage
                                                                   ------------    -----------

Issuance of founders' stock
Issuance of stock options to employees and non-employee
members of the board of directors                                    $(203,500)
Stock-based compensation                                                29,370

Net loss                                                                              $(377,678)
                                                                    ------------   --------------
Balance at December 31, 1999                                          (174,130)        (377,678)

Merger of Fundae Acquisition Corp and
C Me Run Corp and cancellation
of 4,000,000 outstanding shares
Beneficial conversion feature related to
Series A convertible preferred stock
and warrants
Accretion of beneficial conversion feature
related to Series A convertible preferred stock
and warrants
Beneficial conversion feature related to
Series B convertible preferred stock
and warrants
Accretion of beneficial conversion feature
related to Series B convertible preferred stock
and warrants
Beneficial conversion feature related to Series B
convertible preferred stock subscribed and fully paid
Accretion of beneficial conversion feature related to
Series B convertible preferred stock subscribed and
fully paid
Accretion of Series A convertible preferred stock
to redemption value
Accretion of Series B convertible preferred stock
to redemption value
Accretion of Series B convertible preferred stock
subscribed and fully paid
to redemption value
Accretion of Series A convertible preferred stock
issuance costs
Accretion of Series B convertible preferred stock
issuance costs
Issuance of warrants to purchase common stock
to placement agent in connection with sale
of Series B convertible preferred stock
Accretion of Series B convertible preferred stock
issuance costs - warrants issued to
placement agent
Accretion of Series B convertible preferred stock
subscribed and fully paid issuance costs
Dividends accrued on Series A convertible
preferred stock
Dividends accrued on Series B convertible
preferred stock
Dividends accrued on Series B convertible
preferred stock subscribed and fully paid
Issuance of stock options to employees and non-employee
members of the board of directors                                   (3,312,250)
Stock-based compensation                                               279,755
Issuance of common stock subscriptions
in connection with advertising services                               (500,000)
Issuance of warrants to purchase common
stock in connection with financial advisory services                  (926,582)

Amortization of unearned compensation
Change in market value of common stock subscriptions
and warrants issued in connection with
advertising and financial advisory services,                                                                          1,967,898
Net Loss
                                                                ---------         ------    ---------    -------    -----------
Balance at March 31, 2000                                       3,001,000         $3,001     700,000       $700      $9,734,248
                                                                ---------         ------    ---------    -------    -----------



Amortization of unearned compensation                           752,205
Change in market value of common stock subscriptions
and warrants issued in connection with
advertising and financial advisory services,                 (1,967,898)
Net Loss                                                                         (3,295,823)
                                                            ------------        -------------

Balance at March 31, 2000                                   $(5,848,900)        $(3,673,501)
                                                            ------------        -------------


See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)


Consolidated Statement of Cash Flows (As Restated - Note 11)
(unaudited)

For the three months ended March 31, 2000 and cumulative from November 8,1999 (date of inception) to March 31, 2000


                                                                              Cumulative
                                                                                 from
                                                                             November 8, 1999
                                                           Three months    (date of inception)
                                                              Ended               to
                                                           March 31, 2000    March 31, 2000
                                                            ------------      ------------

Cash flows from operating activities:
Net loss                                                     $(3,295,823)      $(3,673,501)
Adjustments to reconcile net loss to net
cash used in operating activities:
                Depreciation and amortization                     60,202            75,660
                Amortization of unearned compensation            752,205           752,205
                  Stock-based compensation                       279,755           309,125
Changes in operating assets and liabilities:
Employee Advances                                                (83,333)          (83,333)
Related party prepaid expenses                                   180,000          (450,000)
Prepaid expenses and other current assets                       (114,960)         (371,044)
Accounts payable                                                 364,689           608,987
Accrued leasehold improvements                                    90,000            90,000
Accrued marketing costs                                           75,000            75,000
Accrued payroll and related costs                                 45,644            46,965
Accrued expenses                                                 (10,387)           35,000
Other assets                                                    (151,569)         (351,569)
                                                            ------------      ------------

Net cash used in operating activities                         (1,808,577)       (2,936,505)

Cash flows used in investing activities:
Additions to property and equipment                             (313,086)         (857,750)
                                                            ------------      ------------

Net cash used for investing activities                          (313,086)         (857,750)

Cash flows from financing activities:
Restricted cash                                               (1,775,000)       (1,775,000)
Advances from related party                                      673,390         2,374,011
Repayment of advances from related party                      (2,092,151)       (2,092,151)
Proceeds from issuance of common stock                                 0             1,000
Proceeds from issuance of series A preferred stock, net          976,425           976,425
of issuance costs
Proceeds from issuance of series B preferred stock, net        6,271,978         6,271,978
of issuance costs
Proceeds from preferred stock subscription                     1,500,000         1,500,000
                                                            ------------      ------------

Net cash provided by financing activities                      5,554,642         7,256,263

Increase in cash and cash equivalents                          3,432,979         3,462,008

Cash and cash equivalents at beginning of period                  29,029                 0
                                                            ------------      ------------

Cash and cash equivalents at end of period                  $  3,462,008      $  3,462,008
                                                            ------------      ------------
Summary of noncash financing and investing activities:

Issuance of common stock subscriptions in connection
with advertising services                                   $  1,118,750      $  1,118,750
                                                            ------------      ------------
Issuance of common stock warrants in connection
with financial advisory services                            $  2,275,730      $  2,275,730
                                                            ------------      ------------
Issuance of common stock warrants in connection
with fee for Series B convertible preferred stock           $  3,499,942      $  3,499,942
                                                            ------------      ------------
Issuance of stock options to employees,
officers and directors                                      $  3,312,250      $  3,515,750
                                                            ------------      ------------


See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)


Notes to Consolidated Financial Statements for the three months ended March 31, 2000 and for the period November 8, 1999 (date of inception) to March 31, 2000

1. NATURE OF BUSINESS, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

Nature of Business


cMeRun Corp. (the "Company") is an application service provider whose strategy is to operate internet computing whereby consumers will be able to access brand-name software and store files via a secure web browser through their favorite Internet Service Provider ("ISP") or using almost any internet-ready device.


Principles of Consolidation


The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, C Me Run Acquisition Corp., ("CAC"). All intercompany accounts and transactions have been eliminated in consolidation.



The Company was incorporated under the name Fundae Corporation ("Fundae") on March 16, 1995 under the laws of the State of Florida. From inception to December 1999, the Company conducted minimal business operations except for organizational and capital raising activities.



On December 2, 1999, Fundae changed its name to cmerun, Inc. in anticipation of a potential transaction with a privately held applications service provider, C Me Run Corp. On December 29, 1999, the Company reincorporated in the State of Delaware through the merger of the Company with and into its wholly-owned subsidiary, Fundae Acquisition Corporation.



On January 31, 2000, Fundae Merger Sub, Inc., a wholly owned subsidiary of the Company, merged with and into C Me Run Corp. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received an aggregate of 1,000 shares of common stock, 2,000,000 shares of Series A Convertible Preferred Stock and 2,333,333 shares of Series B Convertible Preferred Stock. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger, the Company exercised a right to purchase for cancellation, 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,001,000 shares of common stock issued and outstanding.



On February 2, 2000, C Me Run Corp. merged with and into the Company and in connection with the merger, the Company changed its name C Me Run Corp.

Basis of Presentation

The Company currently has not commenced its principal operations and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company for financial reporting purposes.


Since inception, the Company has had limited operations and incurred a net loss of $(3,295,823) for the quarter ended March 31, 2000 as restated and a cumulative net loss of $(3,673,501) from November 8, 1999 (date of inception) to March 31, 2000 as restated. Funding of these losses to date was provided principally by the proceeds from the sale of the Series A and Series B Convertible Preferred Stock.


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


At March 31, 2000, the Company had available cash of approximately $3,500,000 and restricted cash of $1,775,000. Management anticipates that pending the issuance of the Series B Convertible Preferred Stock that is subscribed and fully paid, $1,500,000 of the restricted cash will be available for its capital needs. Based upon the current level of expenditures, management expects that additional financing will be required after year-end to continue operations.


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

2. SIGNIFICANT ACCOUNTING POLICIES


The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.


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

Property and Equipment


Property and equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful life for leasehold improvements is five years or the remaining life of the lease, whichever is shorter and the estimated useful life for furniture and equipment and computer equipment is three years. Maintenance and repair costs are expensed as incurred.


Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between the carrying amounts and tax bases of assets and liabilities and for loss carryforwards based on enacted tax law and rates.

Net Loss Per Common Share


Basic loss per share is computed using the weighted-average number of common shares outstanding. Shares issued in the reverse acquisition have been treated as outstanding since inception. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (preferred shares, warrants and options) were exercised or converted into common stock unless the effects are antidilutive. All common stock equivalents (4,833,333 preferred shares, 2,915,000 warrants to purchase common stock, 50,000 shares of common stock subscribers and 1,713,500 options to purchase common stock, and 700,000 shares of common stock subscribed at March 31, 2000 that were outstanding for the periods presented were not included in the computation of loss per common share due to a net loss on all periods presented, and, therefore, their effect would be antidilutive.


Concentration of Credit Risk


Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash and cash equivalents. The Company places its investments in highly rated financial institutions which are backed by the U.S. Government.


Long-lived assets

On an ongoing basis, the Company evaluates the carrying value of its long-lived assets based upon estimated future non-discounted cash flows relying on a number of factors, including operating results, business plans and certain economic projections. In addition, the Company's evaluation considers non-financial data such as changes in the operating environment, competitive information, market trends and business relationships.


Advertising Costs

The Company accounts for advertising costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, advertising costs are expenses as incurred.



Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Statement No. 00-2 "Accounting For Web Site Development Costs." Accordingly, costs incurred to date relating to web site development have been expensed.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires companies to report the changes in their net assets during the period from nonowner sources by major components and as a single total. The Company had no reportable comprehensive income items to report, other than net loss, for the three months ended March 31, 2000 and for the period November 8, 1999 (date of inception) to March 31, 2000.

Stock based compensation


The Company is subject to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or the fair value method described in SFAS 123. Companies choosing the intrinsic value method are required to disclose the pro forma impact of the fair value method on net income. The Company has elected to account for its employee and director stock-based awards under the provisions of APB 25. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. The Company has disclosed the required pro forma effect on the net loss in Note 9.


The Company accounts for stock options granted to consultants, independent representatives and other non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company is required to adopt this statement effective January 1, 2001. Management does not expect the implementation to have a significant impact on the consolidated financial statements of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management does not expect the implementation to have a significant impact on the consolidated financial statements of the Company.

In March 2000, the Finanical Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its consolidated financial statements.

3. RESTRICTED CASH


In March, 2000, the Company received $1,500,000 in connection with the sale of 500,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"). At March 31, 2000 the issuance had not been completed, pending certain actions to be completed by the Company. Accordingly, the funds received have been classified in restricted cash. In addition, at March 31, 2000, the landlord of a facility held $200,000 in a bank in the name of the Company and accordingly this amount has been classified as restricted cash. Restricted cash also includes $75,000 to secure a leasing line of credit with a bank. No amounts were outstanding under this line at March 31, 2000.


4. EMPLOYEE ADVANCES


In connection with their employment agreements, the Company granted three officers non-interest bearing loans. Two of the loans which aggregate $17,420 are payable on demand. The third loan of $250,000 will be forgiven in equal amounts over a three-year period on the condition that employment continues. Approximately $13,900 was included in general and administrative expenses for the period ended March 31, 2000.


5. REDEEMABLE PREFERRED STOCKS

Series A Convertible Preferred Stock


On January 12, 2000, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"), par value $.001 per share, for $1,000,000. Issuance costs of $23,575 are being accreted to the carrying value of the Series A Stock over the period to the stock's scheduled redemption date of January 11, 2003. The Company is authorized to issue 10,000,000 shares of preferred stock.

Series B Convertible Preferred Stock



On January 28, 2000, the Company issued 2,333,333 shares of Series B Convertible Preferred Stock ("Series B Stock"), par value $.001 per share, for $6,999,999. Issuance costs of $4,227,963 include $3,499,942 related to warrants to purchase 400,000 shares of common stock at a price of $2.50 per common share, and legal and brokerage fees of $728,021 which are being accreted to the carrying value of the Series B stock over the period to the stock's scheduled redemption date of January 11, 2003.



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


Beneficial Conversion Feature - The entire value of the Series A Stock was allocated to the beneficial conversion feature based on the difference between the conversion price of $.50 per share and the estimated fair value of the common stock of approximately $2.9 million at the date that the preferred stock was issued. This amount, however, was limited to the value of the proceeds received from issuing the beneficial convertible security. As the Series A Stock is immediately convertible, the Company also recorded accretion of the entire amount to additional paid-in capital. Similarly, the entire value of the Series B Stock was allocated to the beneficial conversion feature based on the difference between the conversion price of $3.00 per share and the estimated fair value of the common stock of approximately $16.3 million at the date that the preferred stock was issued. This amount, however, was limited to the value of the proceeds received from issuing the beneficial convertible security. As the Series B Stock is immediately convertible, the Company also recorded accretion of the entire amount to additional paid-in capital.

The Company allocated $976,425 and $2,772,036, to the beneficial conversion feature of the Series A Stock and warrants and Series B Stock and warrants, respectively, net of issuance costs. The Company allocated $1,350,000 to the beneficial conversion feature of the Series B Stock subscribed and fully paid.


Preferred Stock Subscribed

During the period, the Company received $1,500,000 in connection with the issuance of an additional 500,000 shares of the Series B Stock. At March 31, 2000, the shares have not been issued, pending the issuance of the Series B share certificates. Accordingly, the funds received have been classified in restricted cash and the shares have been recorded as fully paid and subscribed in the accompanying financial statements. Issuance costs of $150,000 have been recorded as a reduction of the proceeds from the sale.

Registration Rights Agreements


The registration rights agreements between the Company and the Series A and Series B shareholders require the Company to register common stock underlying the convertible preferred stock prior to May 19, 2000 (the "Registration Date") in the form of a registration statement and to keep the registration statement continuously effective for a period of the earlier of two years or until there are no additional securities required to be registered. In the event that the Company does not file a registration statement prior to the 30th day following the Registration Date, or if any registration statement has not been declared effective on or prior to the 120th day following the Registration Date, the Company will be required to pay liquidated damages in the amount of 2% per month of the proceeds from the sale of the preferred stock, or approximately $190,000 per month. The Company has received a waiver from certain of the Series A and Series B shareholders, representing 60% of the total preferred shares, amending the Registration Date to August 19, 2000.

6.  COMMITMENTS

The Company leases certain property and equipment under operating leases expiring at various dates through 2005. At March 31, 2000, future minimum payments under non-cancelable operating leases are as follows:

March 31, 2000 - September 30, 2000                                  $177,370
October 1, 2000 - September 30, 2001                                  354,740
October 1, 2001 - September 30, 2002                                  363,499
October 1, 2002 - September 30, 2003                                  372,258
October 1, 2003 - September 30, 2004                                  372,258
October 1, 2004 and thereafter                                        186,129
                                                                      -------

                                                                   $1,826,254
                                                                   ==========

Rent expense was $54,063 for the three months ended March 31, 2000 and $78,063 for the period from November 8, 1999 (date of inception) to March 31, 2000. The lease for the Company's facility in Hudson, Massachusetts expires on March 31, 2005. The Company has the option to extend the term for an additional five years at a fair market value rate.

A settlement agreement and release relating to a lawsuit in which the Company was named was entered into on April 3, 2000. The settlement agreement provides that the named defendants in the suit pay to the plaintiffs a sum of $400,000. The sum was paid in its entirety by a defendant, other than the Company, on behalf of all named defendants to the suit.


Certain employees of the Company are under employment agreements that provide for compensation in the event of voluntary or involuntary termination. Terms under these arrangements range from three to twelve months with aggregate compensation of $629,750. Total salaried compensation on an annual basis for those employees that are under employment agreements at March 31, 2000 is $877,000.


7.  RELATED PARTY TRANSACTIONS

From the date of incorporation through the sale of its convertible preferred stock, the working capital requirements of the Company were financed principally by Chell.com Inc., a Calgary, Alberta based incubator of internet related companies. The Chairman of Chell.com is also the Chairman of the Company. During this period, Chell.com advanced approximately $1,654,000 to the Company of which approximately $281,160 is still outstanding at March 31, 2000.

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


The Series B Stock was sold to an entity in which the Vice Chairman, a principal shareholder of the Company, has an ownership interest.


8.  INCOME TAXES

The income tax benefit differs from the amount computed by applying the U. S. federal statutory tax rate and effective state tax rate (39%) to the loss before income taxes for the following reasons:


                                                                          Cumulative From
                                                 Three Months             November 8, 1999
                                                     Ended            (date of inception) to
                                                 March 31, 2000             March 31, 2000
                                                 --------------             --------------

Income tax benefit at U. S. statutory rate           $3,163,978                  $3,229,818
Change in deferred tax valuation allowance            3,163,978                   3,229,818
                                                      ---------                   ---------

Income tax benefit                                           $0                          $0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of the Company's deferred tax assets are as follows:

Deferred tax assets:


                                                                                 Cumulative From
                                                Three Months                     November 8, 1999
                                                    Ended                    (date of inception) to
                                                March 31, 2000                     March 31, 2000
                                                --------------                     --------------

Stock-based compensation                           $ 2,281,071                     $ 2,281,071
Start-up costs                                           9,750                           9,750
Operating loss carryforwards                           873,157                       1,008,997
----------------------------                         ---------                       ---------

Net deferred tax assets                              3,163,978                       3,299,818
Valuation allowance                                 (3,163,978)                     (3,299,818)
                                                    ----------                       ---------

Net deferred tax assets                                      0                               0


The Company has provided a valuation allowance for the full amount of the deferred tax assets as it is not more likely than not that this asset will be realized.


The Company has a net operating loss carryforward of $2,587,171 which expires in 2020.


9.  STOCKHOLDERS' EQUITY

Common Stock


On January 31, 2000, Fundae Merger Sub, Inc., a wholly owned subsidiary of the Company, merged with and into C Me Run Corp. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received an aggregate of 1,000 shares of common stock, 2,000,000 shares of Series A Convertible Preferred Stock and 2,333,333 shares of Series B Convertible Preferred Stock. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger, the Company exercised a right to purchase for cancellation, 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,001,000 shares of common stock issued and outstanding.

On January 28, 2000, the Company entered into an advertising agency agreement to promote public awareness of the Company. As consideration for such services, the Company will grant the advertising agency 50,000 restricted shares of common stock of which 25,000 will have piggyback registration rights. The term of the agreement is six months with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $500,000 to unearned compensation to be expensed over the term of the agreement. The Company has not yet issued the common stock and as such has remeasured the value of the common stock as of March 31, 2000 and has increased unearned compensation expense by $618,750 for the period ended March 31, 2000. For the period ended March 31, 2000, $372,917 was amortized and recorded in selling expenses.


Common Stock Warrants


In connection with the issuance of 2,000,000 shares of Series A Stock, the Company issued warrants to purchase 1,000,000 shares of the Company's common stock at a price of $1.00 per share. Such warrants have a term of 48 months and are exercisable immediately.

In connection with the issuance of 2,333,333 shares of Series B Stock, the Company issued warrants to purchase 1,400,000 shares of the Company's common stock at a price of $2.50 per share. Such warrants have a term of 48 months and are exercisable immediately.



On February 1, 2000, the Company entered into an agreement with a firm to provide general corporate financial advisory and investor and media relations needs. As consideration for these services, the Company will grant the firm warrants to purchase 115,000 shares of common stock at $5.00 per share with registration for 50% of the warrants originally scheduled for June 30, 2000 and the remaining 50% by December 31, 2000. The agreement also provides for a retainer of $9,000 per month and a percentage fee of up to 5% of the value level of certain transactions involving business development and technology licensing, and mergers and acquisitions completed by the Company and a success fee of 7% (plus warrant coverage, at sale price of the common stock, of 10%) for advising the Company with respect to financing strategy, including public and private equity and debt. The term of the agreement is one year with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $926,582 to unearned compensation to be expensed over the term of the agreement. The Company has not yet issued the warrants and as such has remeasured the value of the warrants as of March 31, 2000 and has increased unearned compensation expense by $1,349,148 for the period ended March 31, 2000. For the period ended March 31, 2000 $379,288 was amortized and recorded in general and administrative expenses.



In connection with the sale of the Series B Stock, the selling agent received warrants to purchase 400,000 shares of the Company's common stock at $2.50 per share which expire in January, 2004. The estimated fair market value of the warrant of $3,499,942 has been recorded as a reduction of the proceeds from the sale of the Series B Stock. The warrants are exercisable immediately and, accordingly, the Company also recorded accretion of the entire amount to the carrying value of the Series B stock. The registration rights agreement between the Company and the selling agent requires the Company to register common stock underlying the warrants prior to May 19, 2000 (the "Registration Date") in the form of a registration statement and to keep the registration statement continuously effective for a period of the earlier of two years or until there are no additional securities required to be registered. In the event that the Company does not file a registration statement prior to the 30th day following the Registration Date, or if any registration statement has not been declared effective on or prior to the 120th day following the Registration Date, the Company will be required to pay liquidated damages in the amount of 2% per month of the aggregate proceeds to the Company upon conversion of the warrants, or approximately $20,000 per month. The Company has received a waiver from the selling agent, amending the Registration Date to August 19, 2000.



Common Stock Subscribed

In November and December 1999, two of the Company's founders entered into agreements under which they were to receive 700,000 shares of common stock at par value. As these shares have not yet been issued, they are reported as common stock subscribed in the accompanying financial statements.


STOCK OPTIONS


The Company has granted options to purchase its common stock under board resolutions.


The Company has computed the value of all compensatory options granted as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model for pro forma disclosure purposes.

The following assumptions were used to value grants issued:


---------------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended March 31, 2000    Cumulative from November 8, 1999 (date of inception) to
                                                                          March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate (range)      5.09% - 5.71%                        5.09% - 5.71%
---------------------------------------------------------------------------------------------------------------------------------
Expected dividend yield              0.0%                                 0.0%
---------------------------------------------------------------------------------------------------------------------------------
Expected lives                       1 - 3 years                          1 - 3 years
---------------------------------------------------------------------------------------------------------------------------------
Expected stock volatility            186.78%                              186.78%
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------


Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's net loss and loss per share information reflected in the accompanying consolidated statements of operations would have been reduced to the following pro forma amounts:



---------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended March 31, 2000    Cumulative from November 8, 1999 (date of
                                                                                       inception) to March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------

Net loss attributable to common shareholders:
---------------------------------------------------------------------------------------------------------------------------------







  As reported (as restated)                         $(9,068,207)                                  $(9,445,885)
---------------------------------------------------------------------------------------------------------------------------------
  Pro forma                                          (9,400,269)                                   (9,876,901)
----------------------------------------------------------------------------------------------------------------------------------
Net loss per common share:
----------------------------------------------------------------------------------------------------------------------------------
  As reported (as restated)                               (3.02)                                        (3.15)
----------------------------------------------------------------------------------------------------------------------------------
  Pro forma                                               (3.13)                                        (3.29)
----------------------------------------------------------------------------------------------------------------------------------



A summary of the status of the Company's stock option plans as of March 31, 2000 and changes during the three-month period ended March 31, 2000 is presented below:




                                                         ----------------------- ----------------------- -----------------------
                                                                                       Weighted                Weighted
                                                                                        Average                 Average
                                                                                       Exercise                  Fair
                                                                  Number of              Price                   Value
                                                                   Shares                  $                       $
                                                          ----------------------- ----------------------- -----------------------


       Options outstanding, beginning of period                           -                 -                       -

       Granted                                                    1,713,500               4.88                    5.23
       Cancelled
                                                         -----------------------

       Options outstanding, end of period                         1,713,500

                                                         =======================

       Options exercisable, end of period                                 -

                                                         =======================



The following table summarises outstanding and exercisable options as of March 31, 2000:




       ----------------------------------------------------------------------------------------------------------------------
                                               Total Options Outstanding                          Options Exercisable
       ----------------------------------------------------------------------------------------------------------------------
                                                        Weighted
                                                         Average             Weighted                          Weighted
                                  Number                Remaining             Average          Number           Average
            Range of            Outstanding            Contractual           Exercise        Exercisable       Exercise
        Exercise Prices          March 31,                 Life                Price          March 31,          Price
                                   2000                  (Years)                                2000
               $                                                                  $                                 $
       ------------------------------------------------------------------------------------------------------------------------
              1.00                 50,000                  9.79                  1.00             -                 -
              5.00              1,663,500                  9.73                  5.00             -                 -
                           ---------------------                                        -------------------
           1.00 to 5.00         1,713,500                  9.73                  4.88             -                 -
                           =====================                                        ===================


            DEFERRED STOCK COMPENSATION


As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted. Such deferred compensation expense aggregated $279,755 and $309,125 for the three months ended March 31, 2000 and for the period November 8, 1999 (date of inception) to March 31, 2000, respectively, and is being amortized to expense over the service period associated with the options.


10.            ALBERTA TRANSACTION


On February 2, 2000, C Me Run Corp. merged with and into the Company, and in connection with the merger, the Company changed its name to cMeRun Corp.

As a result of the merger, the Company became obligated to acquire C Me Run Alberta, Ltd. ("Alberta") pursuant to the terms of an acquisition agreement between the Company, Alberta and CAC (the "Alberta Agreement").

Alberta was incorporated in Canada in November, 1999 in anticipation of the merger of C Me Run Corp. and Fundae Merger Sub, Inc. Alberta was established as a mechanism to transfer equity in the Company, following the merger, to certain of C Me Run Corp.'s Canadian founders and other Canadian individuals in consideration of tax consequences.

The Alberta Agreement provided that the Company would become obligated to issue (i) upon exchange of certain exchangeable shares of CAC, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and (ii) options to purchase an aggregate of 1,295,000 shares of common stock with an exercise price of $5.00 per share. The Alberta Agreement expressly provided that the Company had the right to terminate the agreement if the merger was not consummated by April 30, 2000.

On November 6, 2000, the Company terminated the Alberta Agreement and subsequently entered into a settlement agreement whereby the Company agreed to grant to Alberta options to purchase 1,100,000 shares of common stock, vesting in equal annual amounts over 3 years, at an exercise price equal to the fair market value of the stock. In exchange for the foregoing, the Company received, among other things, a release from Alberta and certain other parties.

Under separate agreements, the Company agreed to issue to certain of the Company's employees, officers and directors that were to receive consideration upon the acquisition of Alberta options to purchase 50,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 845,000 shares of common stock with an exercise price of $5.00 per share and options to purchase an aggregate of 725,000 shares of common stock with a nominal exercise price.



11.         RESTATEMENT





Subsequent to the issuance of the Company's March 31, 2000 consolidated financial statements and filing of its form 10-QSB, management determined that certain options granted to employees and officers should have been recorded as compensation costs during the period. Also, the Company accreted the cost of warrants related to its Series B convertible preferred stock immediately to additional paid-in capital as the warrant was exercisable immediately. Management determined that such cost should be accreted over the period to the stock's scheduled redemption date of January 11, 2003.

In addition, in accordance with accounting principles generally accepted in the United States, quoted market prices, if available, should be used for purposes of recording equity issuances and determining compensation costs relating to stock option grants. During the period ended March 31, 2000, the Company had previously recorded certain equity transactions using the opening quoted market price of its stock ($16.00) on what it believed was the first trade date (February 3, 2000) after the merger on January 31, 2000. The actual first trade date was February 1, 2000 and the opening quoted price was $10.00.



In November and December 1999, two of the Company's founders entered agreements under which they were to receive 700,000 shares of common stock. These shares were not originally reported and are included in the accompanying financial statement.




Therefore the accompanying March 31, 2000 consolidated financial statements have been restated from the amounts previously reported to provide additional disclosures and reflect the recording of certain non-cash equity transactions. A summary of the significant effects of the restatement is as follows:


AS OF MARCH 31, 2000


                                                AS PREVIOUSLY                      AS
                                                  REPORTED                      RESTATED
Common stock subscribed                                   --                   $      700
Additional paid-in-capital                       $ 2,715,761                   $9,734,247
Unearned  Compensation                            (2,410,937)                  (5,848,900)
Accumulated deficit                               (3,321,109)                  (3,673,501)



FOR THE THREE MONTHS ENDED MARCH 31, 2000


Development costs                               $   (155,583)                 $  (238,137)
General and administrative expenses               (1,973,726)                  (1,827,784)
Marketing and promotion                             (856,339)                  (1,245,749)
Operating loss                                    (2,985,648)                  (3,311,670)
Net loss                                          (2,969,801)                  (3,295,823)
Net loss attributable to common shareholders     (11,970,368)                  (9,068,207)
Net loss per common share - basic and diluted          (3.99)                       (3.02)


CUMULATIVE FROM NOVEMBER 8, 1999 (date of inception) TO MARCH 31, 2000


Development costs                               $   (168,611)                 $  (251,164)
General and administrative expenses               (2,232,752)                  (2,116,181)
Marketing and promotion                             (932,612)                  (1,322,022)
Operating loss                                    (3,333,975)                  (3,689,367)
Net loss                                          (3,318,109)                  (3,673,501)
Net loss attributable to common shareholders     (12,318,676)                  (9,445,885)
Net loss per common share - basic and diluted          (4.10)                       (3.15)

ITEM 2. Management's Discussion and Analysis of Plan of Operation, Financial Condition and Results of Operation



Overview

The Company was incorporated under the name Fundae Corporation ("Fundae") on March 16, 1995 under the laws of the state of Florida. From inception to December 1999, the Company conducted minimal business operations except for organizational and capital raising activities.

On December 2, 1999, Fundae changed its name to cmerun, Inc. in anticipation of a potential transaction with a privately held applications service provider, C Me Run Corp. On December 29, 1999, the Company reincorporated in the state of Delaware through the merger of the Company with and into its wholly-owned subsidiary, Fundae Acquisition Corporation.


On January 31, 2000, Fundae Merger Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into C Me Run Corp. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received an aggregate of 1,000 shares of common stock, 2,000,000 shares of Series A Convertible Preferred Stock and 2,333,333 shares of Series B Convertible Preferred Stock. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger, the Company exercised a right to purchase for cancellation, 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,001,000 shares of common stock issued and outstanding.





The Company's consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has yet to generate revenues, and accordingly, is subject to a number of risks. Principal among these risks are the successful development and marketing of its service, competition from other companies, and the ability to raise additional financing as required. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements


This Form 10-QSB/A includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, without limitation:


              - limited or delayed client acquisition or increases in client acquisition costs;

              - the Company's ability to obtain adequate capital to affect its operations, marketing and acquisition strategies;

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

Plan of Operation


The Company's plans for the next 12 months include the establishment of a fully operational pilot program which will enable it to test certain critical assumptions. This program includes offering its services to at least two service providers for either no cost or minimal cost who will then make the services available to their subscribers. This testing will allow the Company to corroborate such matters as concurrency rates among subscribers, software preferences, speed and ease of use, and software scaling capabilities. The Company anticipates that this testing will begin at the end of June 2000 and continue through July 2000. Building on the results, the Company expects to roll out a full-scale revenue-generating program in the January and February 2001 time period and will continue to expand its customer base. Management expects that the Company will continue to incur losses until late in fiscal year 2002 while it continues to increase its subscriber base to cover the significant fixed costs involved in its operations.


As the Company's customer base grows, significant expansion will be required both in terms of its equipment and workforce. The Company's current workforce of 17 (including its officers) is expected to increase to more than 90 during the next 12 months. As the number of subscribers' increases, the Company expects significant additions to its hardware requirements, primarily in the form of various servers that would provide user applications and service the data storage requirements of the subscribers. The Company anticipates that servers will be obtained through equipment leasing arrangements. In addition, data storage needs will be met through a combination of equipment leasing arrangements and third party solutions.

Results of Operation


For the three months ended March 31, 2000, the Company had no revenues and incurred a net loss of $(3,295,823) as restated. During this time the Company focused its efforts on building an infrastructure, marketing efforts, and service development. The Company is refining its service offering and building an infrastructure to prepare for the anticipated rapid growth to meet its expected customer needs. In addition, with the Company's unique approach of offering its programs, significant expenditures were incurred relating to promoting its services and its potential benefits.


Liquidity and Capital Resources


At March 31, 2000, the Company had available cash of approximately $3,500,000 and restricted cash of $1,775,000. Management anticipates that pending the issuance of the Series B Stock that is subscribed and fully paid
$1,500,000 of the restricted cash will be available for its capital needs. Based upon the current level of expenditures, management expects that additional financing will be required after year-end to continue operations.


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

Merger with C Me Run Corp.

On January 31, 2000, Fundae Merger Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into C Me Run Corp., an applications service provider. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received an aggregate of 3,000,000 shares of common stock, 2,000,000 shares of Series A Convertible Preferred Stock and 2,333,333 shares of Series B Convertible Preferred Stock. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger, the Company exercised a right to purchase for cancellation, 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,001,000 shares of common shares issued and outstanding.


In addition, the Company assumed the obligation to issue common stock upon the exercise of warrants to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share, and warrants to purchase 1,800,000 shares of common stock with an exercise price of $2.50.



On February 2, 2000, C Me Run Corp. merged with and into the Company and changed its name to cMeRun Corp.

As a result of the merger, the Company became obligated to acquire C Me Run Alberta, Ltd. ("Alberta") pursuant to the terms of the acquisition agreement between the Company, Alberta and CAC (the "Alberta Agreement").

Alberta was incorporated in Canada in November, 1999 in anticipation of the merger of C Me Run Corp. and Fundae Merger Sub, Inc. Alberta was established as a mechanism to transfer equity in the Company, following the merger, to the Canadian founders in consideration of tax consequences.

The Alberta Agreement provided that the Company would become obligated to issue, upon exchange, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 1,296,000 shares of common stock with an exercise price of $5.00 per share. The Alberta Agreement expressly provided that the Company had the right to terminate the agreement if the merger was not consummated by April 30, 2000.

On November 6, 2000, the Company terminated the Alberta Agreement and subsequently entered into a settlement agreement whereby the Company agreed to grant to Alberta options to purchase 1,100,000 shares of common stock, vesting in equal annual amounts over 3 years at an exercise price equal to the fair market value of the stock. In exchange for the foregoing, the Company received, among other things, a release from Alberta and certain other parties.

Under separate agreements, the Company agreed to issue to certain of the Company's employees, officers and directors that were to receive consideration upon the acquisition of Alberta options to purchase 50,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 845,000 shares of common stock with an exercise price of $5.00 per share and options to purchase an aggregate of 725,000 shares of common stock with a nominal exercise price.



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

A settlement agreement and release relating to the lawsuit in which the Company was named was entered into on April 3, 2000. The settlement agreement provides that the named defendants in the suit pay to the plaintiffs a sum of $400,000. The sum was paid in its entity by a defendant, other than the Company, on behalf of all named defendants to the suit.

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

Date: December 6, 2000                           By: /s/ Gerald J. McGovern
                                                 --------------------------

                                                 Its: Chief Financial Officer

                                  EXHIBIT INDEX




EXHIBIT
NO.                        DESCRIPTION
10.1     Master Agreement to Lease Equipment dated March 30, 2000 by and between
         Cisco Systems Capital Corporation and cMeRun Corp.

10.2     Citrix iBusiness Application Service Provider Agreement by and between
         Citrix Systems, Inc. and cMeRun Corp.

10.3     Eggrock eco-Share Agreement dated March 7, 2000 by and between Eggrock
         Partners, Inc. and cMeRun Corp.

10.4     Master Services Agreement dated December 17, 1999 by and between Exodus
         Communications, Inc. and cMeRun Corp.

10.5     Employment Agreement made as of January 3, 2000 with James S. Lovie

10.6     Employment Agreement made as of February 21, 2000 with Paula M. Hunter

10.7     Employment Agreement made as of December 1, 1999 with Colin Curwen

10.8     Employment Agreement made as of November 12, 2000 with Warren Talbot

27.1     Financial Data Schedule
