Form 10QSB
period 2000-06-30
C ME RUN CORP
filed 2000-12-06
CIK 1078352

                     U.S. Securities and Exchange Commission
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

 /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

                           Commission file no. 0-25359

                                  CMERUN CORP.
                 (Name of Small Business Issuer in its Charter)

          DELAWARE                                   91-2013692
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

     ONE CABOT ROAD, HUDSON, MA                       01749
(Address of principal executive offices)           (Zip Code)

                    Issuer's telephone number: (978) 567 6800

           Securities to be registered under Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered

            NONE                                     NONE
           Securities to be registered under Section 12(g) of the Act:

                     COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:           NO:   /X/

As of June 30, 2000, there were 3,001,000 shares of Common Stock of the registrant issued and outstanding.

                         PART I -- Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

cMeRun Corp.
(A Development Stage Company)

Consolidated Balance Sheet

(unaudited)

At June 30, 2000

ASSETS
Current assets:
Cash and cash equivalents                                                             $1,327,657
Restricted cash                                                                        1,664,844
Employee advances                                                                         83,333
Related party prepaid expenses                                                           270,000
Prepaid expenses and other current assets                                                397,880
                                                                                         -------
                                                                                       3,743,714
Property and Equipment:
Leasehold improvements                                                                   120,805
Office furniture and equipment                                                           133,497
Computer equipment                                                                     1,165,594
                                                                                         -------
                                                                                       1,419,896
Less: Accumulated depreciation and amortization                                          143,198
                                                                                         -------
                                                                                       1,276,698

Other Assets:
Employee advances                                                                        151,947
Security deposits                                                                        262,180
                                                                                         -------
                                                                                         414,127
                                                                                         -------
Total assets                                                                          $5,434,539
                                                                                      ----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                        $955,090
Due to related party                                                                      55,683
Accrued issuance costs                                                                   150,000
Accrued payroll and related costs                                                         74,495
Other accrued expenses                                                                   250,791
Current portion of obligations under capital lease                                        34,821
                                                                                          ------

                                                                                       1,520,880

Obligations under capital lease                                                           95,232

Commitments and contingencies: (Note 6)

Redeemable series A convertible preferred stock
(Aggregate redemption value of $1,046,621)                                             1,068,174
Redeemable series B convertible preferred stock
(Aggregate redemption value of $7,326,346)                                             4,052,474
Redeemable series B convertible preferred stock
subscribed and fully paid (Aggregate
redemption value of $1,569,932)                                                        1,460,428


Stockholders' deficit:
Common stock; $.001 par value; 50,000,000 shares
authorized, 3,001,000 issued and outstanding                                               3,001
Common stock subscribed                                                                      700
Additional paid-in capital                                                            10,844,142
Unearned compensation                                                                 (6,672,233)
Deficit accumulated during the development stage                                      (6,938,259)
                                                                                      ----------
Total stockholders' deficit                                                           (2,762,649)
                                                                                      ----------
Total liabilities and stockholders' deficit                                           $5,434,539
                                                                                      ----------

See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)

Consolidated Statement of Operations

(unaudited)

For the three months ended June 30, 2000 and cumulative from November 8,1999 (date of inception) to June 30, 2000

                                                                                           Cumulative
                                                                                              from
                                                                                        November 8,1999
                                                                    Three months         (date of inception)
                                                                       Ended                    to
                                                                    JUNE 30, 2000          JUNE 30, 2000
                                                                    -------------          -------------
Revenues                                                                    $--                    $--
                                                                            ---                    ---
Operating expenses
Development costs (including $234,521 and $317,075
 of non-cash compensation)                                               600,528               851,694
General and administrative (including $503,336 and $1,092,702
 of non-cash compensation)                                             1,815,057             3,931,237
Marketing and promotion (including $357,396 and
 $746,806 of non-cash compensation)                                      903,970             2,225,992
                                                                         -------             ---------
                                                                       3,319,555             7,008,923

Interest income                                                           54,797                70,664

Income tax expense (benefit)                                                 --                     --
                                                                             --                     --
                                                                     ------------         ------------
Net loss                                                              (3,264,758)           (6,938,259)

Beneficial conversion feature on
convertible preferred stock and warrants
Series A convertible preferred stock and warrants                                             (976,425)
Series B convertible preferred stock and warrants                                           (4,122,036)

Accretion of convertible preferred stock to
redemption value
Series A convertible preferred stock                                     (16,621)              (31,416)
Series B convertible preferred stock                                    (141,279)             (253,334)

Accretion of convertible preferred stock
issuance costs
Series A convertible preferred stock                                      (1,959)               (3,703)
Series B convertible preferred stock                                    (363,831)             (680,831)

Accretion of convertible preferred stock
dividends
Series A convertible preferred stock                                     (30,000)              (56,630)
Series B convertible preferred stock                                    (255,000)             (456,699)
                                                                     ------------         ------------
Net loss attributable to common stockholders                         $(4,073,448)         $(13,519,333)
                                                                     ------------         ------------
Basic and diluted net loss per common share

Loss per common share - basic and diluted                                  (1.35)                (4.50)

Basic and diluted weighted-average                                     3,001,000             3,001,000
shares outstanding

See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Deficit
 (unaudited)

For the three months ended June 30, 2000 and cumulative from November 8,1999 (date of inception) to June 30, 2000

                                                                                                                        ADDITIONAL
                                                                   COMMON STOCK           COMMON STOCK SUBSCRIBED        PAID-IN
                                                           NO. OF SHARES    PAR VALUE    NO. OF SHARES    PAR VALUE      CAPITAL
Issuance of founders' stock                                     1,000          $1                                          $999
Issuance of common stock options to employees
and non-employee members of the
board of directors                                                                                                      203,500
Common stock subscribed                                                                     700,000          700
Stock-based compensation

Net loss
                                                            ---------       -----           -------          ---        -------
Balance at December 31, 1999                                    1,000           1           700,000          700        204,499

Merger of Fundae Acquisition Corp and
C Me Run Corp and cancellation
of 4,000,000 outstanding shares                             3,000,000       3,000                                        (3,000)
Beneficial conversion feature related to
Series A convertible preferred stock
and warrants                                                                                                            976,425
Accretion of beneficial conversion feature
related to Series A convertible preferred stock
and warrants                                                                                                           (976,425)
Beneficial conversion feature related to
Series B convertible preferred stock
and warrants                                                                                                          2,772,036
Accretion of beneficial conversion feature
related to Series B convertible preferred stock
and warrants                                                                                                         (2,772,036)
Beneficial conversion feature related to Series B
convertible preferred stock subscribed and fully paid                                                                 1,350,000
Accretion of beneficial conversion feature related to
Series B convertible preferred stock subscribed and
fully paid                                                                                                           (1,350,000)
Accretion of Series A convertible preferred stock
to redemption value                                                                                                     (14,795)
Accretion of Series B convertible preferred stock
to redemption value                                                                                                    (103,562)
Accretion of Series B convertible preferred stock
subscribed and fully paid
to redemption value                                                                                                      (8,493)
Accretion of Series A convertible preferred stock
issuance costs                                                                                                           (1,744)
Issuance of warrants to purchase common stock
to placement agent in connection with sale
of Series B convertible preferred stock                                                                               3,499,942
Accretion of Series B convertible preferred stock
issuance costs                                                                                                         (312,753)
Accretion of Series B convertible preferred stock
subscribed and fully paid issuance costs                                                                                 (4,247)
Dividends accrued on Series A convertible
preferred stock                                                                                                         (26,630)
Dividends accrued on Series B convertible
preferred stock                                                                                                        (186,411)
Dividends accrued on Series B convertible
preferred stock subscribed and fully paid                                                                               (15,288)
Issuance of stock options to employees and
non-employee members of the board of
directors                                                                                                             3,312,250
Stock-based compensation
Issuance of common stock subscriptions
in connection with advertising services                                                                                 500,000
Issuance of warrants to purchase common
stock in connection with financial advisory services                                                                    926,582

Amortization of unearned compensation
Change in market value of common stock subscriptions
and warrants issued in connection with
advertising and financial advisory services                                                                           1,967,898
Net Loss
                                                            ---------      ------           -------         ----     ----------
Balance at March 31, 2000                                   3,001,000       3,001           700,000          700      9,734,248

Accretion of Series A convertible preferred stock
to redemption value                                                                                                     (16,621)
Accretion of Series B convertible preferred stock
to redemption value                                                                                                    (116,347)
Accretion of Series B convertible preferred stock
subscribed and fully paid
to redemption value                                                                                                     (24,932)
Accretion of Series A convertible preferred stock
issuance costs                                                                                                           (1,959)
Accretion of Series B convertible preferred stock
issuance costs                                                                                                         (351,365)
Accretion of Series B convertible preferred stock
subscribed and fully paid issuance costs                                                                                (12,466)
Dividends accrued on Series A convertible
preferred stock                                                                                                         (30,000)
Dividends accrued on Series B convertible
preferred stock                                                                                                        (210,000)
Dividends accrued on Series B convertible
preferred stock subscribed and fully paid                                                                               (45,000)
Issuance of stock options to employees and non-employee
members of the board of directors                                                                                     2,860,175
Stock-based compensation
Amortization of unearned compensation
Change in market value of common stock subscriptions
and warrants issued in connection with
advertising and financial advisory services, and change in
market value of options issued to consultants, independent
representatives and other non-employees                                                                                (941,591)

Net Loss                                                    ---------      ------           -------         ----    -----------
Balance at June 30, 2000                                    3,001,000      $3,001           700,000         $700    $10,844,142
                                                            ---------      ------           -------         ----    -----------

                                                                              DEFICIT
                                                                             ACCUMULATED
                                                                              DURING THE
                                                               UNEARNED      DEVELOPMENT
                                                             COMPENSATION       STAGE
Issuance of founders' stock
Issuance of common stock options to employees
and non-employee members of the
board of directors                                            $(203,500)
Common Stock Subscribed
Stock-based compensation                                         29,370

Net loss                                                                      $(377,678)
                                                               --------       ---------
Balance at December 31, 1999                                   (174,130)       (377,678)

Merger of Fundae Acquisition Corp and
C Me Run Corp and cancellation
of 4,000,000 outstanding shares
Beneficial conversion feature related to
Series A convertible preferred stock
and warrants
Accretion of beneficial conversion feature
related to Series A convertible preferred stock
and warrants
Beneficial conversion feature related to
Series B convertible preferred stock
and warrants
Accretion of beneficial conversion feature
related to Series B convertible preferred stock
and warrants
Beneficial conversion feature related to Series B
convertible preferred stock subscribed and fully paid
Accretion of beneficial conversion feature related to
Series B convertible preferred stock subscribed and
fully paid
Accretion of Series A convertible preferred stock
to redemption value
Accretion of Series B convertible preferred stock
to redemption value
Accretion of Series B convertible preferred stock
subscribed and fully paid
to redemption value
Accretion of Series A convertible preferred stock
issuance costs
Issuance of warrants to purchase common stock
to placement agent in connection with sale
of Series B convertible preferred stock
Accretion of Series B convertible preferred stock
issuance costs
Accretion of Series B convertible preferred stock
subscribed and fully paid issuance costs
Dividends accrued on Series A convertible
preferred stock
Dividends accrued on Series B convertible
preferred stock
Dividends accrued on Series B convertible
preferred stock subscribed and fully paid
Issuance of stock options to employees and
non-employee members of the board of
directors                                                    (3,312,250)
Stock-based compensation                                        279,755
Issuance of common stock subscriptions
in connection with advertising services                        (500,000)
Issuance of warrants to purchase common
stock in connection with financial advisory services           (926,582)
Amortization of unearned compensation                           752,205
Change in market value of common stock subscriptions
and warrants issued in connection with
advertising and financial advisory services                  (1,967,898)
Net Loss                                                                     (3,295,823)
                                                            -----------     -----------
Balance at March 31, 2000                                    (5,848,900)     (3,673,501)



Accretion of Series A convertible preferred stock
to redemption value
Accretion of Series B convertible preferred stock
to redemption value
Accretion of Series B convertible preferred stock
subscribed and fully paid
to redemption value
Accretion of Series A convertible preferred stock
issuance costs
Accretion of Series B convertible preferred stock
issuance costs
Accretion of Series B convertible preferred stock
subscribed and fully paid issuance costs
Dividends accrued on Series A convertible
preferred stock
Dividends accrued on Series B convertible
preferred stock
Dividends accrued on Series B convertible
preferred stock subscribed and fully paid
Issuance of stock options to employees and non-employee
members of the board of directors                            (2,860,175)
Stock-based compensation                                        481,670
Amortization of unearned compensation                           613,581
Change in market value of common stock subscriptions
and warrants issued in connection with
advertising and financial advisory services, and change in
market value of options issued to consultants, independent
representatives and other non-employees                        941,591

Net Loss                                                                     (3,264,758)
                                                            -----------     -----------
Balance at June 30, 2000                                    $(6,672,233)    $(6,938,259)
                                                            -----------     -----------

See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)

Consolidated Statement of Cash Flows
 (unaudited)

For the three months ended June 30, 2000 and cumulative from November 8,1999 (date of inception) to June 30, 2000

                                                                                                          CUMULATIVE
                                                                                                              FROM
                                                                                                       NOVEMBER 8, 1999
                                                                                      THREE MONTHS    (DATE OF INCEPTION)
                                                                                         ENDED                  TO
                                                                                      JUNE 30, 2000      JUNE 30, 2000
                                                                                      -------------   -------------------
Cash flows from operating activities:
Net loss                                                                             $(3,264,758)          $(6,938,259)
Adjustments to reconcile net loss to net
cash used in operating activities:
            Depreciation and amortization                                                 67,539               143,199
            Amortization of unearned compensation                                        613,582             1,365,787
            Stock-based compensation                                                     481,670               790,795
Changes in operating assets and liabilities:
Employee Advances                                                                                              (83,333)
Related party prepaid expenses                                                           180,000              (270,000)
Prepaid expenses and other current assets                                                (26,836)             (667,880)
Accounts payable                                                                         346,256               955,243
Accrued payroll and related costs                                                         27,530                74,495
Accrued expenses                                                                          50,792               250,792
Other assets                                                                             (62,558)             (414,127)
                                                                                     -----------           -----------
Net cash used in operating activities                                                 (1,586,783)           (4,793,288)

Cash flows used in investing activities:
Additions to property and equipment                                                     (562,147)           (1,149,897)
                                                                                     -----------           -----------
Net cash used for investing activities                                                  (562,147)           (1,149,897)

Cash flows from financing activities:
Restricted cash                                                                          110,156            (1,664,844)
Advances from related party                                                                                  2,375,011
Repayment of advances from related party                                                (225,630)           (2,317,781)
Borrowings under equipment leasing lines                                                 130,053               130,053
Proceeds from issuance of common stock                                                         0                     0
Proceeds from issuance of series A preferred stock, net                                        0               976,425
of issuance costs
Proceeds from issuance of series B preferred stock, net                                        0             6,271,978
of issuance costs
Proceeds from preferred stock subscription                                                     0             1,500,000
                                                                                     -----------           -----------
Net cash provided by financing activities                                                 14,579             7,270,842

Increase in cash and cash equivalents                                                 (2,134,351)            1,327,657

Cash and cash equivalents at beginning of period                                       3,462,008                     0
                                                                                     -----------           -----------
Cash and cash equivalents at end of period                                            $1,327,657            $1,327,657
                                                                                     -----------           -----------
Summary of noncash financing and investing activities:

Issuance of common stock subscriptions in connection
with advertising services                                                              $(293,750)             $825,000
                                                                                     -----------           -----------
Issuance of common stock warrants in connection
with financial advisory services                                                       $(647,841)           $1,627,889
                                                                                     -----------           -----------
Issuance of stock options to employees, officers and directors                        $2,860,175            $6,375,925
                                                                                     -----------           -----------
Issuance of common stock warrants in connection
with fee for Series B convertible preferred stock                                                           $3,499,942
                                                                                     -----------           -----------

See notes to unaudited consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)

Notes to Consolidated Financial Statements for the three months ended June 30, 2000 and for the period November 8, 1999 (date of inception) to June 30, 2000

1. NATURE OF BUSINESS, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

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

On February 2, 2000, C Me Run Corp. merged with and into the Company and in connection with the merger, the Company changed its name to C Me Run Corp.

Basis of Presentation

The Company currently has not commenced its principal operations and in accordance with Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company for financial reporting purposes.

Since inception, the Company had limited operations and incurred a net loss of $(3,264,758) and a cumulative net loss of $(6,938,259) from November 8, 1999 (date of inception) to June 30, 2000. Funding of these losses to date was provided principally by the proceeds from the sale of the Series A and Series B Convertible Preferred Stock.

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

At June 30, 2000, the Company had available cash of approximately $1,330,000 and restricted cash of $1,665,000. Management anticipates that pending the issuance of the Series B Convertible Preferred Stock that is subscribed and fully paid $1,500,000 of the restricted cash will be available for its capital needs. Based upon the current level of expenditures, management expects that additional financing will be required to continue operations after the Company's fiscal year-end.

In order to meet its cash requirements through for the next twelve months, management intends to seek financing from a number of sources. With the expected registration of additional shares of its common stock, a significant number of warrants currently outstanding could be exercised for the purchase of common stock. Depending upon the number of warrants exercised, this could provide up to an additional $5,500,000 of cash to the Company. In conjunction with its equipment requirements, management is in discussion with certain vendors to provide an equity investment in the Company.

In addition to these sources, management is considering alternative sources including additional private debt or equity capital or a potential sale of public equity.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has yet to generate revenues, and accordingly, is subject to a number of risks. Principal among these risks are the successful development and marketing of its service, competition from other companies, and the ability to raise additional financing as required. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

The unaudited consolidated financial statements of the Company. have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included.

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

Net Loss Per Common Share

Basic loss per share is computed using the weighted-average number of common shares outstanding. Shares issued in the reverse acquisition have been treated as outstanding since inception. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (preferred shares, warrants and options ) were exercised or converted into common stock unless the effects are antidilutive. All common stock equivalents (4,833,333 preferred shares, 2,915,000 warrants to purchase common stock, 50,000 shares of common stock subscribed, 2,078,700 options to purchase common stock, and 700,000 shares of common stock subscribed at June 30, 2000) that were outstanding for the periods presented were not included in the computation of loss per common share due to a net loss on all periods presented, and, therefore, their effect would be antidilutive.

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

Advertising Costs

The Company accounts for advertising costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs". Accordingly, advertising costs are expensed as incurred.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Statement No. 00-2 "Accounting for Web Site Development Costs." Accordingly, costs incurred to date relating to web site development have been expensed.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires companies to report the changes in their net assets during the period from nonowner sources by major components and as a single total. The Company had no reportable comprehensive income items to report, other than net loss, for the three months ended June 30, 2000 and for the period November 8, 1999 (date of inception) to June 30, 2000.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company is required to adopt this statement effective January 1, 2001. Management does not expect the implementation to have a significant impact on the consolidated financial statements of the Company.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 is generally effective for transactions occurring after July 1, 2000 but applies to repricings and some other transactions after December 15, 1998. The Company believes this interpretation will not have a significant effect on its consolidated financial statements.

3. RESTRICTED CASH


In March, 2000, the Company received $1,500,000 in connection with the sale of 500,000 shares of Series B Convertible Preferred Stock (the "Series B Stock"). At June 30, 2000 the issuance had not been completed, pending certain actions to be completed by the Company. Accordingly, the funds received have been classified in restricted cash. In addition, restricted cash also includes $75,000 to secure a leasing line of credit with a bank, which was fully borrowed at June 30, 2000 and approximately $90,000 to secure a letter of credit in favor of the landlord of the Company's headquarters in Hudson, MA.

4. EMPLOYEE ADVANCES

In connection with their employment agreements, the Company granted two officers non-interest bearing loans. The first loan of $20,000 is payable on demand. The second loan of $250,000 will be forgiven in equal amounts over a three-year period on the condition that employment continues and is being amortized on a monthly basis. Approximately $21,000 was included in general and administrative expenses for the three months ended June 30, 2000.

5. REDEEMABLE PREFERRED STOCKS

Series A Convertible Preferred Stock

On January 12, 2000, the Company issued 2,000,000 shares of Series A Convertible Preferred Stock ("Series A Stock"), par value $.001 per share, for $1,000,000. Issuance costs of $23,575 are being accreted to the carrying value of the Series A Stock over the period to the stock's scheduled redemption date of January 11, 2003. The Company is authorized to issue 10,000,000 total shares of preferred stock.

Series B Convertible Preferred Stock

On January 28, 2000, the Company issued 2,333,333 shares of Series B Convertible Preferred Stock ("Series B Stock"), par value $.001 per share, for $6,999,999. Issuance costs of $4,227,963 include $3,499,942 related to warrants to purchase 400,000 shares of common stock at a price of $2.50 per common share and legal and brokerage fees of $728,021 which are being accreted to the carrying value of the Series B Stock over the period to the stock's scheduled redemption date of January 11, 2003.

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

The Company allocated $976,425 and $2,772,036 to the beneficial conversion feature of the Series A Stock and warrants and Series B Stock and warrants, respectively, net of issuance costs. The Company allocated $1,350,000 to the beneficial conversion feature of the Series B Stock subscribed and fully paid.

Preferred Stock Subscribed

During the period, the Company received $1,500,000 in connection with the issuance of an additional 500,000 shares of the Series B Stock. At June 30, 2000, the shares have not been issued, pending the issuance of the Series B share certificates. Accordingly, the funds received have been classified in restricted cash and the shares have been recorded as fully paid and subscribed in the accompanying financial statements. Issuance costs of $150,000 have been recorded as a reduction of the proceeds from the sale.

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

6. COMMITMENTS

The Company leases certain property and equipment under non-cancellable operating and capital leases expiring at various dates through 2005. At June 30, 2000, future minimum payments under non-cancelable operating and capital leases are as follows:

Operating leases:

July 1, 2000 - September 30, 2000                              $   88,685
October 1, 2000 - September 30, 2001                              354,740
October 1, 2001 - September 30, 2002                              363,499
October 1, 2002 - September 30, 2003                              372,258
October 1, 2003 - September 30, 2004                              372,258
October 1, 2004 and thereafter                                    186,129
                                                               ----------
                                                               $1,737,569
                                                               ----------
Capital leases:

July 1, 2000 - September 30, 2000                             $    12,095
October 1, 2000 - September 30, 2001                               50,032
October 1, 2001 - September 30, 2002                               50,032
October 1, 2002 - September 30, 2003                               34,038
October 1, 2003 - September 30, 2004                                9,086
October 1, 2004 and thereafter                                      6,057
                                                               ----------
Total minimum lease payments                                      161,343
Amounts representing interest                                      31,290
                                                               ----------
Present value of net minimum payments                             130,053

Less: current portion                                              34,821
                                                               ----------
Long-term portion                                                  95,232
                                                               ----------

Rent expense was $108,300 for the three months ended June 30, 2000 and $186,363 for the period from November 8, 1999 (date of inception) to June 30, 2000. The lease for the Company's facility in Hudson, Massachusetts expires on March 31, 2005. The Company has the option to extend the term for an additional five years at a fair market value rate.

Certain employees of the Company are under employment agreements that provide for compensation in the event of voluntary or involuntary termination. Terms under these arrangements range from three to twelve months with aggregate compensation of $629,750. Total salaried compensation on an annual basis for those employees that are under employment agreements at June 30, 2000 is $877,000.

7. RELATED PARTY TRANSACTIONS

From the date of incorporation through the sale of its convertible preferred stock, the working capital requirements of the Company were financed principally by Chell.com Inc., a Calgary, Alberta based incubator of internet related companies. The Chairman of Chell.com is also the Vice Chairman of the Company. During this period, Chell.com advanced approximately $1,654,000 to the Company of which approximately $56,000 is still outstanding at June 30, 2000.

On November 15, 1999, Chell.com Inc. and the Company entered into a consulting agreement whereby Chell.com Inc. would supply certain services in the areas of corporate strategy, human resources, corporate finance, communications and hiring outside consultants to the Company for a one-year period. The fee for this service was $720,000 per annum payable in advance of which $180,000 was expensed for the three months ended June 30, 2000 and $450,000 for the period from November 8, 1999 to June 30, 2000. At June 30, 2000, a balance of $270,000 is included in prepaid expenses related to the remaining contract term.

The Series B Stock was sold to an entity in which the Vice Chairman, a principal shareholder of the Company, has an ownership interest.

8. INCOME TAXES

The income tax benefit differs from the amount computed by applying the U. S. federal statutory tax rate and effective state tax rate (39%) to the loss before income taxes for the following reasons:

                                                                                         CUMULATIVE FROM
                                                             THREE MONTHS                NOVEMBER 8, 1999
                                                                ENDED                 (DATE OF INCEPTION) TO
                                                             JUNE 30, 2000                JUNE 30, 2000
                                                             -------------                -------------
Income tax benefit at U. S. statutory rate                   $1,934,687                    $4,467,024
Change in deferred tax valuation allowance                    1,934,687                     4,467,024
                                                              ---------                     ---------
Income tax benefit                                                   $0                            $0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The components of the Company's deferred tax assets are as follows:

Deferred tax assets:

                                                                                         CUMULATIVE FROM
                                                             THREE MONTHS                NOVEMBER 8, 1999
                                                                ENDED                 (DATE OF INCEPTION) TO
                                                             JUNE 30, 2000                JUNE 30, 2000
                                                             -------------                -------------
Stock-based compensation                                     $1,088,580                      $2,062,170
Start-up costs                                                        0                           9,750
Operating loss carryforwards                                    846,107                       1,855,104
                                                                -------                       ---------
Net deferred tax assets                                       1,934,687                       4,467,024
Valuation allowance                                          (1,934,687)                     (4,467,024)
                                                             ----------                     -----------
Net deferred tax assets                                               0                               0

The Company has provided a valuation allowance for the full amount of the deferred tax assets as it is not more likely than not that this asset will be realized.

The Company has a net operating loss carryforward of $4,756,024 which expires in 2020.

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

On January 28, 2000, the Company entered into an advertising agency agreement to promote public awareness of the Company. As consideration for such services, the Company will grant the advertising agency 50,000 restricted shares of common stock of which 25,000 will have piggyback registration rights. The term of the agreement is six months with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $1,118,750 to unearned compensation to be expensed over the term of the agreement. The Company has not yet issued the common stock and as such has remeasured the value of the common stock as of June 30, 2000 and has adjusted compensation expense for the period ended June 30, 2000 to $825,000. For the three months ended June 30, 2000, $314,583 and for the period November 8, 1999 to June 30, 2000 $687,500 was amortized and recorded in selling expenses.

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

On February 1, 2000, the Company entered into an agreement with a firm to provide general corporate financial advisory and investor and media relations needs. As consideration for these services, the Company will grant the firm warrants to purchase 115,000 shares of common stock at $5.00 per share with registration for 50% of the warrants originally scheduled for June 30, 2000 and the remaining 50% by December 31, 2000. The agreement also provides for a retainer of $9,000 per month and a percentage fee of up to 5% of the value level of certain transactions involving business development and technology licensing, and mergers and acquisitions completed by the Company and a success fee of 7% (plus warrant coverage, at sale price of the common stock, of 10%) for advising the Company with respect to financing strategy, including public and private equity and debt. The term of the agreement is one year with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $2,275,730 to unearned compensation to be expensed over the term of the agreement. The Company has not yet issued the warrants and as such has remeasured the value of the warrants as of June 30, 2000 and has adjusted compensation expense for the period ended June 30, 2000 to $1,627,889. For the three months ended June 30, 2000 $298,999 and for the period November 8, 1999 to June 30, 2000 $678,287 was amortized and recorded in general and administrative expenses.

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

Common Stock Subscribed

In November and December 1999, two of the Company's founders entered into agreements under which they were to receive 700,000 shares of common stock at par value. As these have not yet been issued, they are reported as common stock subscribed in the accompanying financial statements.

STOCK OPTIONS

The Company has granted options to purchase its common stock under board resolutions

The Company has computed the value of all compensatory options granted as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model for pro forma disclosure purposes.

The following assumptions were used to value grants issued:

-----------------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30, 2000         Cumulative from November 8, 1999 (date of
                                                                                        inception) to June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate (range)                5.09% - 5.71%                            5.09% - 5.71%
-----------------------------------------------------------------------------------------------------------------------------------
Expected dividend yield                        0.0%                                     0.0%
-----------------------------------------------------------------------------------------------------------------------------------
Expected lives                                 1 - 3 years                              1 - 3 years
-----------------------------------------------------------------------------------------------------------------------------------
Expected stock volatility                      186.78%                                  186.78%
-----------------------------------------------------------------------------------------------------------------------------------

Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's net loss and loss per share information reflected in the accompanying consolidated statements of operation would have been reduced to the following pro forma amounts:


-----------------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30, 2000          Cumulative from November 8, 1999 (date of
                                                                                         inception) to June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders:
-----------------------------------------------------------------------------------------------------------------------------------
  As reported                                   $ (4,073,448)                            $(13,519,333)
-----------------------------------------------------------------------------------------------------------------------------------
  Pro forma                                       (4,615,482)                             (14,492,384)
-----------------------------------------------------------------------------------------------------------------------------------
Net loss per common share:
-----------------------------------------------------------------------------------------------------------------------------------
  As reported                                        (1.35)                                   (4.50)
-----------------------------------------------------------------------------------------------------------------------------------
  Pro forma                                          (1.54)                                   (4.83)
-----------------------------------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2000

A summary of the status of the Company's stock option plans as of June 30, 2000 and changes during the three-month period ended June 30, 2000 is presented below:

                                                                ----------------------------------------------------
                                                                                     Weighted          Weighted
                                                                                      Average          Average
                                                                                     Exercise            Fair
                                                                   Number of           Price            Value
                                                                     Shares              $                $
                                                                ----------------- ---------------- -----------------
        Options outstanding, beginning of period                           --            --                --

        Granted                                                     1,713,500          4.88              5.23
        Cancelled                                               -----------------

        Options outstanding, at March 31, 2000                      1,713,500          4.88              5.23
                                                                =================

        Granted                                                       365,200          5.00              7.83
        Cancelled                                                           0
                                                                -----------------
        Options outstanding, at June 30, 2000                       2,078,700          4.90              6.39
                                                                =================

The following table summarises outstanding and exercisable options as of June 30, 2000:

        ----------------------------------------------------------------------------------------------------------------
                                               Total Options Outstanding                     Options Exercisable
        ----------------------------------------------------------------------------------------------------------------
                                                        Weighted
                                                         Average         Weighted                          Weighted
                                        Number          Remaining         Average          Number           Average
                Range of             Outstanding       Contractual       Exercise        Exercisable       Exercise
             Exercise Prices           June 30,           Life             Price          June 30,           Price
                                         2000            (Years)                            2000
                    $                                                        $                                 $
------------------------------------------------------------------------------------------------------------------------
                  1.00                    50,000          9.54             1.00                   --          --
                  5.00                 2,028,700          9.54             5.00                   --          --
                                   =================                                   ================
              1.00 to 5.00             2,078,700          9.54             4.90                   --          --
                                   =================                                   ================

DEFERRED STOCK COMPENSATION

As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted. Such deferred compensation expense aggregated $481,670 and $790,795 for the three months ended June 30, 2000 and for the period November 8, 1999 (date of inception) to June 30, 2000, respectively, and is being amortized to expense over the service period associated with the options.

10. ALBERTA TRANSACTION

On February 2, 2000, C Me Run Corp. merged with and into the Company and in connection with the merger, the Company changed its name to CMeRun Corp.

As a result of the merger, the Company became obligated to acquire C Me Run Alberta, Ltd. ("Alberta") pursuant to the terms of an acquisition agreement between the Company, Alberta and CAC (the "Alberta Agreement").

Alberta was incorporated in Canada in November, 1999 in anticipation of the merger of C Me Run Corp. and Fundae Merger Sub, Inc. Alberta was established as a mechanism to transfer equity in the Company, following the merger to certain of C Me Run Corp.'s Canadian founders and other Canadian individuals in consideration of tax consequences.

The Alberta Agreement provided that the Company would become obligated to issue, (i) upon exchange of certain exchangeable shares of CAC, an aggregate of 2,650,000 shares of common stock and (ii) to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 1,295,000 shares of common stock with an exercise price of $5.00 per share. The Alberta Agreement expressly provided that the Company had the right to terminate the agreement if the merger was not consummated by April 30, 2000.

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

Under separate agreements, the Company agreed to issue to certain of the Company's employees, officers and directors that were to receive consideration upon the acquisition of Alberta options to purchase 50,000 shares of common stock with an exercise price of $1.00 per share, options to purchase an aggregate of 845,000 shares of common stock with an exercise price of $5.00 per share and options to purchase an aggregate of 725,000 shares of common stock with a nominal exercise price.

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

As the Company's customer base grows, significant expansion will be required both in terms of its equipment and workforce. The Company's current workforce of 30 (including its officers) is expected to increase to more than 90 during the next 12 months. As the number of subscribers' increases, the Company expects significant additions to its hardware requirements, primarily in the form of various servers that would provide user applications and service the data storage requirements of the subscribers. The Company anticipates that servers will be obtained through equipment leasing arrangements. In addition, data storage needs will be met through a combination of equipment leasing arrangements and third party solutions.

Results of Operation

For the three months ended June 30, 2000, the Company had no revenues and incurred a net loss of $(3,264,758). During this time the Company focused its efforts on infrastructure, marketing efforts, and service development. The Company is refining its service offering and building an infrastructure to prepare for the anticipated rapid growth to meet its expected customer needs. In addition, with the Company's unique approach of offering its programs, significant expenditures were incurred relating to promoting its services and its potential benefits.

Liquidity and Capital Resources

At June 30, 2000, the Company had available cash of approximately $1,330,000 and restricted cash of $1,665,000. Management anticipates that pending the issuance of the Series B stock that is subscribed and fully paid $1,500,000 of the restricted cash will be available for its capital needs. Based upon the current level of expenditures, management expects that additional financing will be required to continue operations after the Company's fiscal year-end.

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

Merger with C Me Run Corp.

On January 31, 2000, Fundae Merger Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into C Me Run Corp., an applications service provider. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received an aggregate of 1,000 shares of common stock, 2,000,000 shares of Series A Convertible Preferred Stock and 2,333,333 shares of Series B Convertible Preferred Stock. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding (excluding Alberta). In connection with the merger, the Company exercised a right to purchase for cancellation, 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,001,000 shares of common stock issued and outstanding.

In addition, the Company assumed the obligation to issue common stock upon the exercise of warrants to purchase 1,000,000 shares of common stock with an exercise price of $1.00 per share, and warrants to purchase 1,800,000 shares of common stock with an exercise price of $2.50.

On February 2, 2000, C Me Run Corp. merged with and into the Company and changed its name to C Me Run Corp.

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

The Alberta Agreement provided that the Company would become obligated to issue, upon exchange, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and options to purchase an aggregate of 1,295,000 shares of common stock with an exercise price of $5.00 per share. The Alberta Agreement expressly provided that the Company had the right to terminate the agreement if the merger was not consummated by April 30,2000. In exchange for the foregoing, the Company received, among other things, a release from Alberta and certain other parties.

On November 6, 2000, the Company terminated the Alberta Agreement and subsequently entered into a settlement agreement whereby the Company agreed to grant to Alberta options to purchase 1,100,000 shares of common stock, vesting in equal annual amounts over 3 years, at an exercise price equal to the fair market value of the stock. In exchange for the foregoing, the Company received, a release from Alberta and certain other parties.

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

None

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

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.           OTHER INFORMATION

On September 18, 2000, CALP II Limited Partnership, a Bermuda limited partnership and the holder of 50,000 shares of the Company's Series B Stock, advanced the Company $1,000,000 to fund continuing operations. The note provided for an initial fee of 10,000 restricted common shares and for an additional fee of 1,000 restricted common shares for each $100,000 or portion thereof of unpaid principal for each 30 days or portion thereof after November 15, 2000.

On November 6, 2000, Douglas H. Dittrick, the Company's Chairman of the
Board, advanced the Company $200,000 to fund continuing operations. The note is to be repaid on or before November 6, 2001, and provides for the payment of interest at the rate of 9.5% to be applied to the unpaid balance quarterly beginning February 6, 2001. On or after February 6, 2001, the holder may elect to convert the principal, plus any unpaid interest, into shares of common stock at the price of $3.00 per share with a warrant to purchase one-half of a share of common stock at a price of $3.00 per share. Prior to February 6, 2001, the Company may redeem the note for the unpaid balance plus any unpaid interest, plus 10% of the sum of the unpaid principal and interest.

On November 16, 2000 and November 27, 2000, Cameron Chell, the Company's Vice Chairman of the Board advance the Company $60,000 and $340,000, respectively to fund continuing operations. Terms have not been finalized, but the Company anticipates that they will be similar to those relating to Mr. Dittrick's advance.

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

                                 C Me Run Corp.

Date: December 6, 2000                    By: /s/ James Lovie
                                          -------------------
                                          Its: Chief Executive Officer

Date: December 6, 2000                    By: /s/ Gerald J. McGovern
                                          --------------------------
                                          Its: Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NO.                        DESCRIPTION
10.1     Promissory Note dated September 18, 2000 from cMeRun Corp. to CALP II
         Limited Partnership

10.2 Application Service Provider Agreement dated May 18, 2000 by and between Corel Corporation and cMeRun Corp.

10.3     ASP Services Agreement dated October 12, 2000 by and between Cyber
         Beach Communications Corp.

10.4     Promissory Note dated November 6, 2000 from cMeRun Corp. to Douglas H.
         Dittrick

10.5     ASP License Agreement dated October 10, 2000 by and between Individual
         Software Inc. and cMeRun Corp.

10.6 Microsoft Application Services Agreement dated May 9, 2000 by and between MSLI, GP and cMeRun Corp.

10.7     Letter Agreement dated August 10, 2000 by and between Niehaus Ryan
         Wong, Inc. and cMeRun Corp.

10.8     License Agreement dated November 15, 2000 by and between Simon &
         Schuster, Inc. and cMeRun Corp.

10.9     Master Lease Agreement dated April 19, 2000 by and between Steelcase
         Financial Services Inc. and cMeRun Corp.

10.10    Master Services Agreement dated May 19, 2000 by and between
         StorageNetworks, Inc. and cMeRun Corp.

10.11    ASP License Agreement dated September 1, 2000 by and between Winstruct
         Inc. and cMeRun Corp.

10.12    ASP License Agreement dated September 29, 2000 by and between Zane
         Publishing, Inc. and cMeRun Corp.

10.13    Employment Agreement made as of May 1, 2000 with Gerald J. McGovern

10.14    cMeRun Corp. 2000 Equity Incentive Plan

10.15    Option Grant Form of Agreement for Directors

10.16    Option Grant Form of Agreement for Officers

10.17    Option Grant Form of Agreement for Employees

10.18    Proposal dated March 17, 2000 by and between Cisco Systems Capital
         Corporation and cMeRun Corp.

10.19    Master Lease Agreement dated July 6, 2000 by and between Cicso
         Systems Capital Corporation and cMeRun Corp.

27.1     Financial Data Schedule
