Form 10KSB
period 2000-09-30
C ME RUN CORP
filed 2001-01-17
CIK 1078352

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2000

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

                           COMMISSION FILE NO. 0-25359


                                  CMERUN CORP.
                 (Name of Small Business Issuer in its Charter)


            DELAWARE                                      91-2013692
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


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

Yes:          No: X

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Yes:          No: X

Issuer's revenues for its most recent fiscal year       $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,010,000 as of December 31, 2000.

As of December 31, 2000, there were 3,021,000 shares of Common Stock of the registrant issued and outstanding.

                                  CMERUN CORP.

                                  FORM 10-KSB
                       FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                        PAGE
                                                                        ----
PART I

Item 1.   Description of Business.....................................    1
Item 2.   Description of Property.....................................    5
Item 3.   Legal Proceedings...........................................    5
Item 4.   Submission of Matters to a Vote of Security Holders.........    5

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters....    5
Item 6.   Management's Discussion and Analysis or Plan of Operation of    6
Item 7.   Financial Statements........................................   18
Item 8.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure.................................   34

PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act.........................................................   34
Item 10.  Executive Compensation......................................   36
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   37
Item 12.  Certain Relationships and Related Transactions..............   38
Item 13.  Exhibits and Reports on Form 8-K............................   39
Signatures............................................................   40

                                        i

                                     Part I
                                    ------

ITEM 1.  DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT

cMeRun Corp. ("cMeRun" or the "Company") is an application service provider whose strategy is to operate and offer internet computing as a service whereby consumers will be able to access brand-name software and store files via a secure web browser through their favorite Internet Service Provider ("ISP") or using almost any internet-ready device.

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

On December 2, 1999, Fundae changed its name to cmerun, Inc. in anticipation of a potential transaction with a privately held application service provider, C Me Run Corp. On December 29, 1999, the Company reincorporated in the State of Delaware through the merger of the Company with and into its wholly-owned subsidiary, Fundae Acquisition Corporation.

On January 31, 2000, Fundae Merger Sub, Inc., a wholly-owned subsidiary of the Company, merged with and into C Me Run Corp. The merger was a stock-for-stock transaction accounted for as a reverse merger in which the shareholders of C Me Run Corp. received an aggregate of 1,000 shares of common stock, 2,000,000 shares of Series A Convertible Preferred Stock and 2,333,333 shares of Series B Convertible Preferred Stock. Prior to the merger, the Company had 7,000,000 shares of common stock outstanding. In connection with the merger, the Company exercised a right to purchase for cancellation, 4,000,000 shares of its common stock for a total consideration of $1.00 with a resulting 3,001,000 shares of common stock being issued and outstanding.

On February 2, 2000, C Me Run Corp. merged with and into the Company, and in connection with the merger, the Company changed its name to "cMeRun Corp."

As a result of the merger, the Company became obligated to acquire C Me Run Alberta Ltd. ("Alberta"), pursuant to the terms of an acquisition agreement by and among CMERUN Corp., CMERUN Acquisition Corp.("CAC") and Alberta (the "Alberta Agreement").

Alberta was incorporated in Canada in November 1999 in anticipation of the merger of C Me Run Corp. and Fundae Merger Sub, Inc. Alberta was established as a tax-efficient mechanism to transfer equity in the Company following the merger to certain of cMeRun Corp.'s Canadian founders and other Canadian individuals, as well as to reduce Canadian legal restrictions on the trading of such equity securities.

The Alberta Agreement provided that the Company would become obligated to issue (i) upon exchange of certain exchangeable shares of CAC, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and (ii) options to purchase an aggregate of 1,295,000 shares of common stock with an exercise price of $5.00 per share. The Alberta Agreement expressly provided that the Company had the right to terminate the Alberta Agreement if the merger was not consummated by April 30, 2000. Until August 2000, the Company undertook efforts to make certain pre-merger Canadian regulatory filings for the purpose of reducing Canadian restrictions on the trading of the equity securities to be issued in the merger, but abandoned such efforts at such time, and began a re-evaluation of the merger and its effect on the Company's financial statements and other matters.

On November 6, 2000, the Company terminated the Alberta Agreement and entered into a termination agreement whereby the Company agreed to grant to Alberta options to purchase approximately 1,100,000 shares of common stock, vesting annually over three years, at an exercise price of $3.60 per share. In exchange for the foregoing, the Company received, among other things, a release from Alberta and certain other parties.

Under separate agreements, the Company agreed to issue to certain of the Company's employees, officers and directors that were to have received consideration upon the acquisition of Alberta, options to purchase 50,000 shares of common stock with an exercise price of $1.00 per share, options to purchase an aggregate of 845,000 shares of common stock with an exercise price of $5.00 per share, and options to purchase an aggregate of 725,000 shares of common stock with a nominal exercise price.

In the Fall of 2000, the Company raised funds for operations through the sale of debt and convertible securities to affiliated parties and to certain existing stockholders. As of the date hereof, the Company has reduced its operations and number of employees significantly so as to reduce its requirements for ongoing additional funding until more favorable conditions exist for the Company and its principal customers and sources of distribution.

(B) NARRATIVE DESCRIPTION OF BUSINESS

The service provided by cMeRun enables consumers to access brand-name software applications and games via a secured Web browser from their favorite Internet service provider, commonly known as an "ISP" or "portal". Acting as the application service provider engine behind its ISP customers, cMeRun is seeking to enable Internet portals and ISPs to provide software applications and games to customers from data centers across a wide-area network.

Consumer ISPs currently specialize in providing Internet access to their customers. cMeRun's services enable an ISP to become a consumer application service provider, by providing management and delivery services for software applications and games to be delivered to customers. cMeRun will work with these ISP customers to create customized interfaces, which partners can then market, and sell the applications and games to their end users under their own brands. Through these ISP customers, cMeRun intends to leverage existing consumer portals to gain market penetration without incurring the expense of developing its own channel to the Internet.

cMeRun acts as both a subscription software distributor and a technical services company. It specializes in the design, deployment and management of back-end solutions for ISPs, Internet portals and telecommunication companies. It has developed what it believes to be a solid infrastructure design and a flexible licensing framework which will enable its customers to offer applications and personal file storage services to their subscribers, which are the end users of the cMeRun services.

Our Services

CO-BRANDED INTERNET COMPUTING SERVICE - cMeRun's primary service offering is the deployment of an Internet-based, web-accessed computing platform that its customers license, co-brand and market to their customers as an integrated component of their Internet computing service. cMeRun's customers, ISPs and Internet portals, can choose the application packages they wish to offer their subscribers, which can include software titles from companies such as Microsoft, Corel and others. Subscriptions will automatically include upgrades to future versions.

When end users want access to the system, they simply go to the customer's home page and log in. The cMeRun system can recall users' personal settings and provide access to their files through a simple icon or link on their start page. Clicking the link automatically launches the application as an embedded element of the page or in a new browser window.

The customers have the opportunity to present the interface to their end users with maximum flexibility. They can create an experience whereby users can modify the appearance of their "desktop" (e.g., change colors, change backgrounds, show personal pictures, remove/add features to their "home page").

cMeRun provides a certain amount of basic file storage per user, with additional storage available for an incremental fee. In addition, it provides security in the form of 128-bit encryption (Secure Socket Layer - SSL) and an internal firewall at no extra charge. For the end user, cMeRun will provide a free Web-based help desk and email customer support service related to the cMeRun offering. Telephone end user support is normally provided via the existing help desk of the ISP or Internet portal. cMeRun in turn provides service specific telephone support to key customer technical staff.

Because the software applications and games offered by cMeRun through its customers run on cMeRun's servers instead of an end-user's hard drive, cMeRun can provide an end-user with a flexible and dynamic platform for personal computing.

- The cMeRun service enables end users to pay for as many or as few software applications as they need and only for as long as they want them.

- cMeRun intends to continually upgrade each of its application offerings automatically, at no additional cost to the consumer. End users do not need to have the aptitude or the expertise to manage system updates or handle day-to-day maintenance for their computer systems to access new software applications.

- Because the applications are not run on the end user's hardware, the ultimate customer can avoid the $1,500 to $3,500 investment in hardware upgrades or new computers that have the sophistication necessary to operate the newest and most technically evolved applications.

- An end user can access his or her personal desktop, files, and applications anywhere, anytime, and on almost any Internet-capable device, regardless of the platform.

CMERUN PROFESSIONAL SERVICES - cMeRun's professional services division plans to provide for-fee consulting to our ISP customers to aid in the planning, deployment and ongoing integration of the offerings co-branded between cMeRun and the ISPs. The amount of consultation and customization will vary among customers.

Content

cMeRun is continually negotiating to expand the list of vendors which have licensed the use of their software to run on the cMeRun service. Companies which have extended such licenses to cMeRun include Microsoft Corporation, Corel Corporation, Simon & Schuster, Inc., Zane Publishing, Inc., Winstruct, Inc., DeLorme Publishing Company, Inc., Individual Software and Merit Software. The Company is in the process of testing and certifying the software provided by these vendors as capable of running on the cMeRun system.

Our Market

DIRECT TARGET MARKET. cMeRun's primary direct target market includes the ISPs, telcos, broadband carriers, and other companies with a major consumer Internet focus, and Internet portal sites. cMeRun's secondary direct target market consists of the computer hardware manufacturers and marketers of Internet appliances, such as "thin client devices" and television set-top boxes.

INDIRECT TARGET MARKET. cMeRun's indirect target consists of consumers who make personal use of consumer applications and games. These includes:

- Consumers, small office and home office users. This population wants to be able to access the latest software applications without the difficulty and expense of constantly upgrading their hardware or software requirements and/or maintaining their system;

- Individuals who have Internet-capable "thin clients," ranging from hand-held devices to set-top devices, with a need to access applications and content to expand the capabilities of their devices;

- People who travel extensively and would like the ability to access their applications and files at any time from any place they have access to the Internet, regardless of what computer they are using; and

- People who cannot afford the initial investment in a fully functional personal computer, but who would consider subscribing to a comprehensive service that supplies an Internet appliance, Internet connectivity and the cMeRun application service for a fixed monthly fee.

Revenue Opportunities

cMeRun is in the development stage, and has no revenue from product sales or provision of its services. cMeRun seeks to generate revenue through multiple sources, including through:

-      Per-user software licensing fees paid to cMeRun by its customers;

- Monthly management and licensing service fees paid to cMeRun by its customers; and

-      Professional services fees paid to cMeRun by its customers.

As cMeRun increases its end-user subscriber base, it may seek the possibility of charging an agency fee from e-commerce and advertising programs generated through hits/impressions related to the delivery of our Internet computing services.

Marketing

cMeRun has a combined push and pull marketing and promotion strategy.

PUSH MARKETING - Through a North American campaign consisting of public relations, symposium and trade show participation and sponsorship, and advertising, cMeRun will seek to create awareness of its brand and services to its direct market: ISPs, telcos and Internet portal companies that are potential customers.

PULL MARKETING - cMeRun plans to sponsor cooperative advertising and marketing campaigns with customers to promote the service to its customers' subscribers, thereby increasing revenue for both cMeRun and its customers. These campaigns will help create consumer market awareness of the cMeRun brand to heighten brand awareness both of cMeRun's components and the brands of its partners.

Product Development Schedule

In January 2000, cMeRun completed a proof of concept demonstration of an application running via the Internet, providing storage on a remote server and generating statistics on a per-user basis. The software package Microsoft Office(TM) was made available to Windows-only Web-based clients. A static HTML page with no customizability options was presented to the end users.

By the end of April 2000, cMeRun had procured and configured the initial hardware components and development servers and completed the documentation of the policies, procedures and standards that are used to establish the cMeRun development environment, including the development of the back-end software, Web site design and integrated accounting systems.

From February to May 2000, beta users were given access to a limited set of consumer applications hosted on WWW.CMERUN.COM. In addition, focus groups were exposed to the service. This phase tested the performance, functionality, design and overall user experience of the service and its perceived value in cMeRun's market. From these tests, cMeRun refined the performance, design and functionality elements of the service. Also during this time period, additional technical resources and customer support staff were recruited and trained on cMeRun's design and its maintenance and service delivery methodologies to prepare for implementation.

The Company's initial server farm/data center was in Seattle, Washington. In June 2000, cMeRun replaced this facility with a full production Data Center in Waltham, Massachusetts, with capacity to accommodate 10,000 subscribers. This server farm is housed in a facility operated by Exodus Communications, Inc., is highly secure, and is designed for rapid scale. Our R&D facility was built in our offices in Hudson, Massachusetts.

Additionally, cMeRun has developed a partnership with Exent Technologies Inc. to integrate online gaming into cMeRun's web-based application suite. cMeRun and Exent have entered into a partnership to co-market and provide integration and support services around the deployment of Exent's gaming platform.

cMeRun designed and implemented a controlled rollout of its service with Cyber Beach, an Ontario, Canada Internet service provider, which moved to full production and a service contract on November 1, 2000. The Company, in January 2001, significantly reduced its development and marketing staffs to conserve resources until more favourable financing and sales conditions are presented. Development of product is continuing on a limited basis and will be accelerated based on customer requirements, new strategic partnerships and available financing from such parties or third parties. The Company is continuing in negotiations with service providers and portals, and hopes to be able to provide its service on a larger scale in the third quarter of fiscal 2001.

Competition

cMeRun's direct competitors are focused on enabling the consumer market to use the Internet as a personal workspace. These companies include IntoNetworks, Yummy.com, MediaStation and Always On, among others. Such companies have announced or are already delivering software rental services potentially targeted at the consumer market. In general, cMeRun believes that it offers better pricing, more storage capacity, enhanced security features and better overall performance than its competitors. Although these companies have similar business models, cMeRun focuses on the consumer market using a "thin-client" mind set, meaning an end user that utilizes minimal local hardware to engage in computing.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its offices and research and development function in a facility containing approximately 17,500 square feet in Hudson, Massachusetts, under a lease, which expires March 31, 2005. Its data center and server farm is located in Waltham, Massachusetts, in a facility operated and maintained by Exodus Communications.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings based on the information currently available which would in the opinion of management materially affect the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

Until September 2000, the Company's common stock was quoted on the OTC Bulletin Board under the symbol "CMER". As a result of the Company being delinquent in the filing of its Form 10-QSB for the period ended June 30, 2000, the Company's stock ceased electronic trading on the OTC Bulletin Board, and has not been electronically traded since that time. On December 6, 2000, the Company filed its Amended Form 10-QSB/A for the period ended March 31, 2000, to restate certain financial results, and its Form 10-QSB for the period ended June 30, 2000. Accordingly, it is seeking to have its stock returned to electronic trading on the OTC Bulletin Board, but cannot predict when, or if, such trading will resume.

The high and low market value per share of common stock as reported on the OTC Bulletin Board for each of the quarters of the fiscal year ended September 30, 2000 was as follows:

-------------------------------------------------------------
                                     High             Low
-------------------------------------------------------------
Fiscal Year 2000
First quarter                       $ 1.30           $ .0063
Second quarter                      $44.00           $ 5.00
Third quarter                       $23.00           $10.50
Fourth quarter                      $16.5            $ 5.50

Fiscal Year 2001
First Quarter through
  December 31, 2000                 $ 8.00           $ .125

(b) Holders

As of December 31, 2000, there were 14 holders of cMeRun common stock.

The Company has not declared or paid dividends on its common stock and does not plan to do so in the foreseeable future. Dividends may be paid only out of legally available funds as proscribed by statute, subject to the discretion of the Company's Board of Directors. No dividends may be paid on the common stock until all accumulated dividends have been paid on the Series A and Series B Preferred stock in accordance with the terms of the Company's Certificate of Incorporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Overview

The Company was incorporated under the name Fundae Corporation ("Fundae") on March 16, 1995 under the laws of the State of Florida and was reincorporated in the State of Delaware through the merger of the Company with and into its wholly-owned subsidiary, Fundae Acquisition Corporation on December 29, 1999. From inception to December 1999, the Company conducted minimal business operations except for organizational and capital raising activities. See "Item 1 Description of Business" for a discussion of the Company's recent corporate history.

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

Forward-Looking Statements

This Form 10-KSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future are forward-looking statements. Such forward-looking statements are subject to risks and uncertainties, including, without limitation:

       - the Company's ability to obtain adequate capital to affect its product development and marketing strategies;

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

Plan of Operation

The Company's plan for the next 12 months includes a transition of its technology platform and business model. Through numerous pilot campaigns that the Company conducted during the year, it was determined that the Company's customers and their subscribers were more interested in adopting a streaming technology platform rather than the existing server-based platform. This new platform will allow the company to be more targeted in its approach, working principally with broadband providers. Also, the new platform will allow the Company to experience significant ongoing cost reductions, quicker time to market, opportunities to work with additional content providers and reduced operating expenses.

Due to the technology platform advantages, the Company expects to be able to significantly change its business model, from a high-touch, professional services offering, to an easy to implement, turn-key solution. While customers and their subscribers will be able to realize the Company's original benefits of INTERNET COMPUTING, the ability to deliver it has become more standard-based and out-of-the-box in nature. This has also allowed the Company to reduce headcount significantly while still providing a substantial offering. While the Company's headcount was once as high as 35, it has been determined that the company can operate successfully with only 9 employees and still provide appropriate service to its customers for short-term pursuit of its business plan.

The Company currently has several customers testing the new platform's capabilities. The Company anticipates that a full-scale production test will occur by the end of February 2001, with a controlled rollout taking place with at least two customers by the end of March. As the number of customers and subscribers increases, the Company expects additions to its hardware requirements, primarily in the form of servers that provide streaming and host the applications. The Company anticipates obtaining the servers though leasing arrangements. As the service is finalized and offered to additional customers, the Company plans to accommodate this growth with only slight incremental headcount.

Results of Operation

For the period ended September 30, 2000, the Company had no operating revenues and incurred a net loss of $(11,641,856). During this time the Company focused its efforts on infrastructure, marketing efforts, and service development. The Company is refining its service offering and building an infrastructure to prepare for the anticipated rapid growth to meet its expected customer needs. In addition, with the Company's unique approach of offering its programs, significant expenditures were incurred relating to promoting its services and its potential benefits. Continued operation requires ongoing financing by the sale of debt or equity securities to affiliated parties, principal stockholders or others.

For the period November 8, 1999 (date of inception) to September 30, 2000, operating expenses were as follows:


              Development costs                  $2,209,405
              General and administrative          5,786,216
              Marketing and promotion             3,673,290
                                           -----------------

              Total                             $11,668,911


Development costs, which relate principally to the preparation and refinement of the Company's service offering include salaries and wages of approximately $352,000 for engineering and technical personnel. Also, in order to achieve its target dates, contract personnel were used to supplement the Company's workforce. These costs were approximately $328,000 for the period. Costs incurred for operating the Company's outside data centers including monitoring charges were approximately $353,000. Other development costs include non-cash charges for depreciation of approximately $257,000 and compensation of approximately $557,000 for stock options granted to technical personnel.

General and administrative costs include costs for the development of the Company's infrastructure and operations. The Company incurred certain legal and outside professional fees that it does not anticipate to recur, due principally with the merger that occurred during the period. Salaries and wages and related costs were approximately $1,680,000, including non-cash charges related to stock options of approximately $712,000. Other significant costs include rent and office related charges of approximately $495,000 and consulting fees of $630,000. In addition, the Company has accrued approximately $646,000 for stock registration penalties related to the Series A and Series B Convertible Preferred Stock. The Company expects that this will actually be resolved for an amount less than that accrued.

Marketing and promotion costs include tradeshow costs of approximately $615,000, advertising costs of approximately $689,000 and public relations and agency charges of approximately $865,000. In an effort to promote its service offering, the Company incurred significant costs to make both its customers (ISP's, Telcos) and their end customers, the consumer, aware of the Company's offerings.

Liquidity and Capital Resources

At September 30, 2000, the Company had available cash of $526,639 and restricted cash of $165,789

On November 6, 2000, Douglas H. Dittrick, the Company's Chairman of the Board, advanced the Company $200,000 to be repaid on or before November 6, 2001. The note provides for the payment of interest at the rate of 9.5% to be applied to the remaining unpaid principal on a quarterly basis on each of February 6, 2001, May 6, 2001, August 6, 2001 and November 6, 2001. On or after February 6, 2001, the holder of the note may elect to convert the principal amount of the loan plus any interest then unpaid into shares of the Company's common stock at the price of $3.00 for (i) one share of common stock and (ii) a warrant to purchase one-half of a share of common stock. Prior to February 6, 2001, the Company may at its sole discretion, pay the holder the remaining unpaid balance of the note, plus all interest accrued and unpaid, plus 10% of the sum of the unpaid principal and interest in lieu of providing any equities to the holder. Mr. Dittrick owns no stock in the Company. The Dittrick note was filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and is incorporated herein by reference.

During the period November 16, 2000 through December 28, 2000, Cameron Chell, the Company's Vice Chairman of the Board, advanced the Company a total of $830,000, to fund continuing operations. Terms have not been finalized, but the Company anticipates that they will be similar to those relating to Mr. Dittrick's advance.

In order to meet its cash requirements through the end of the fiscal year and for the next twelve months, management intends to seek financing from a number of sources. In the event the Company's stock is returned to active trading on the OTC Bulletin Board, and subject to additional shares of its common stock, warrants currently outstanding could be exercised for the purchase of common stock in the third or fourth quarter of fiscal 2001. Depending upon the number of warrants exercised, if any, this could provide up to an additional $6,075,000 of cash to the Company. In conjunction with its equipment requirements, management is in discussion with certain vendors to provide an equity investment in the Company.

In addition to these sources, management is considering alternative sources including additional private debt or equity capital or a potential sale of public equity. As of the date hereof, funding of the Company's operations is being provided on a month to month basis by certain principal stockholders and affiliated persons, and there is no assurance that such funding can or will continue until alternative sources are developed.

RISK FACTORS

You should carefully consider the risks described below before making a decision to buy our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially impair our business operations.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

WE HAVE ONLY BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING cMeRun IS LIMITED.

Management has only operated the current business of cMeRun since January 31, 2000. Therefore, we have no operating history for you to use in evaluating our proposed business, our business prospects, the effectiveness of management or our potential for success. We are actively marketing our services to ISPs, telcos and portals . Our company must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet and the World Wide Web. Such risks, expenses and difficulties include:

     -    the evolving and unpredictable nature of our business,

     -    our ability to anticipate and adapt to a developing market,

     -    acceptance by consumers of our services, and

     -    the ability to identify, attract and retain qualified personnel.

We cannot assure you that we will be successful in addressing these and other risks. Because we have not yet commenced commercial sales, our past results and rates of growth are not meaningful and you should not rely upon them as an indication of our future performance.

WE WILL REQUIRE SUBSTANTIAL ADDITIONAL FINANCING WHICH COULD BE DIFFICULT TO OBTAIN.

We are still in the early stages of the development of our business and expect to incur significant operating losses for the foreseeable future. Product development, marketing, project implementation and our plans for expansion will require significant amounts of capital. Since we have no revenues to finance our continuing operations and plans for expansion, we will require significant external financing immediately. Since the Company has few tangible assets or receivables, loans or similar financing will not be available on conventional terms, and will only be available through the issuance of additional equity, or equity derivative rights and instruments. All of such equity or equity derivatives will have a dilutive effect on the equity held by existing stockholders. We can make no assurance that additonal funding can or will be obtained, and that the Company will be able to continue its operations for any definable length of time. Obtaining additional financing will be subject to a number of factors, including:

     -    market conditions,

     -    our operating performance, and

     -    investor sentiment, particularly for Internet-related companies.

These factors may make the timing, amount, terms and conditions of additional financing unattractive, difficult or even impossible to obtain for cMeRun. Market conditions for companies with similar business strategies, and Internet based business plans, have been depressed recently, which has made additional financings difficult and costly to the Company. The Company is not able to predict if this situation will continue. If we are unable to obtain additional financing on satisfactory terms, we may have to suspend our operations or terminate our operations altogether. In that case, we would not be able to execute our business plan and our financial condition will be materially and adversely affected.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE INCURRING CONTINUED LOSSES.

We have only been operating our Internet computing business for a short period of time and during that time our business has never been profitable. We have incurred net losses totaling approximately $11,600,000 including non-cash compensation charges of approximately $2,400,000 from November 8, 1999, our date of inception, to September 30, 2000. We expect that we will continue to incur significant losses for the foreseeable future.

We will need to generate significant revenue to achieve profitability. We may not achieve profitability. If our revenue grows more slowly than we anticipate or if our operating expenses either increase more than we expect or cannot be reduced in light of lower revenue, our results of operations will be materially and adversely affected.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE REVENUE.

Our operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. Future revenue and operating results are difficult to forecast and for the foreseeable future will be influenced by the timing and amount of sales to new customers. Future revenue likely will be affected by:

     - slow sales resulting from new end users that are unfamiliar with the new services we offer, and

     - many fixed expenses that cannot be quickly adjusted to accommodate for a shortfall in sales.

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This could cause the trading price of our common stock to decline.

OUR SERVICES ARE NEW IN THE MARKETPLACE, AND WE ARE UNCERTAIN AS TO WHETHER THEY WILL ACHIEVE ACCEPTANCE IN THE MARKETPLACE.

The market for our services has only recently begun to develop and is rapidly changing. As is typical for a new and rapidly evolving industry, market acceptance for recently introduced services over the Internet is subject to a high level of uncertainty. We can give you no assurance that our services, including Internet-based computing, will be accepted in the marketplace or that the Internet will continue to grow in its role in commerce and society in general.

WE WILL BE RELYING ON OUR ISP CUSTOMERS TO RESELL OUR SERVICES AND WOULD BE ADVERSELY AFFECTED IF THEY ARE NOT ABLE OR WILLING TO MARKET OUR SERVICES SUCCESSFULLY.

We expect to derive much of our sales revenue through our ISP, telco and portal customers who will either resell or use our services to enhance their own services to end users. Our success will be dependent on whether or not we are able to develop relationships with customers and can maintain a strong end user base. If we are unable to enter into those relationships, our business will be materially and adversely affected.

In addition, our relationships with our customers are subject to certain risks including:

     - We cannot control or predict the success of any customer at promoting our business and in reselling our services.

     - We may have difficulty in maintaining long-term relationships with customers.

As a result of these and other risks, we may experience difficulty or interruptions in our ability to deliver our services to end users. If end users are not able to rely on their ISP to deliver our services in a consistent and efficient manner, our business could be materially and adversely affected.

WE WILL BE RELYING ON BUILDING AND MAINTAINING RELATIONSHIPS WITH SOFTWARE CONTENT VENDORS, AND IF WE CANNOT DO SO EFFECTIVELY, THE PUBLIC RECEPTION OF OUR SERVICE WILL BE NEGATIVELY IMPACTED.

We intend to create a service offering which will attract end users by providing a wide selection of software titles in the areas of productivity, gaming and education. In order to create an appealing service offering, we must contract with a number of software vendors to obtain the rights to provide their software as part of the cMeRun service. A successful public reception of the cMeRun service depends upon our being able to offer a sufficient number of software titles.

If we fail to attract a sufficient number of software vendors or if, having entered into contractual relationships with such vendors, we fail to satisfy them and they cease doing business with us, we could experience difficulty in creating a service offering which will generate interest among end users. If vendors decide that we do not generate sufficient revenue, or that our service does not deliver their software with satisfactory reliability and performance, or that they would prefer to do business with our competitors than with us, we could find ourselves unable to obtain the rights to a sufficient number of titles to build a service offering which the public will find desirable.

IF WE CANNOT PROVIDE OUR CUSTOMERS AND THEIR END USERS WITH THE SUPPORT THEY NEED, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

Our customers will require significant technical support from cMeRun, and we do not have any history or experience in establishing or maintaining such third party support. We can provide no assurances that we will be able to successfully support our customers. If we are unable to provide such support, we may lose customers, or seriously impair the customer's ability to retain end user subscribers to our service. We can provide no assurance that we will be able to replace any or all customers lost as a result of failure to provide sufficient support.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO ADAPT TO THE CHANGING NEEDS OF OUR CUSTOMERS AND THE ENVIRONMENT IN WHICH INTERNET-BASED COMPUTING IS CONDUCTED.

Our success will depend on our ability to design, develop, test, market, sell and support new services and enhancements of current services on a timely basis in response to both competitive offerings and evolving demands of the marketplace. In addition, we must ensure that new services and enhancements are compatible with end user devices and Internet protocols.

In order to create or improve our services, we must be able to successfully integrate software licensed from third parties into our own software. These projects are key to the success of our business strategy. We can give you no assurance that we will be successful in developing, integrating and marketing these and other new services and enhancements. If we are unable to do so, our business, operating results and financial condition will be materially and adversely affected.

HAVE MANY COMPETITORS AND POTENTIAL COMPETITION AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for Internet personal computing is growing rapidly and is intensely competitive. Our direct competitors include IntoNetworks, Yummy.com, MediaStation and Always On, among others. We must also compete with companies that provide software on a more traditional, stand-alone basis to individual consumers for use on their personal computers. Such competitors may engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and software licensors. Our competitors may be better financed and have access to more substantial capital than the Company, and may therefore have a competitive advantage from a greater ability to secure equipment, personnel, strategic partners or customers.

Our competitors may develop services that are equal or superior to our own or that achieve greater market acceptance than our own. In addition, current and potential competitors may establish cooperative relationships among themselves or with third parties. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share. We may not be able to compete successfully and competitive pressures may materially and adversely affect our financial condition.

THE ACCEPTANCE AND EFFECTIVENESS OF INTERNET COMPUTING IS NOT YET FULLY ESTABLISHED.

Our future success is dependent on an increase in the use and acceptance of the Internet as a personal computing platform. Internet computing is new and rapidly evolving, and it is difficult to gauge its acceptance by the personal computing population. Critical issues concerning the commercial use of the Internet, including capacity, security, reliability, cost, ease of use, access, quality of service and acceptance of advertising, remain unresolved. As a result, demand for and market acceptance of Internet computing solutions are uncertain. If the market for Internet computing fails to develop or develops more slowly than we expect, our business could be materially and adversely affected.

WE DEPEND ON THE CONTINUED VIABILITY OF THE INTERNET INFRASTRUCTURE.

Our success depends upon the development and maintenance of a viable Internet infrastructure. The current Internet infrastructure may be unable to support an increased number of users. The timely development and acceptance of products such as high-speed modems and communications equipment will be necessary to continue reliable Web access. Furthermore, the Web has experienced outages and delays as a result of damage to portions of its infrastructure. Such outages and delays could adversely affect Web sites and the level of traffic on our customers' sites.

In addition, the effectiveness of the Web may decline due to delays in the development or adoption of new standards and protocols designed to support increased levels of activity. If such new infrastructure, standards or protocols are developed, we may be required to incur substantial expenditures to adapt our services to the new technologies.

TECHNOLOGICAL CHANGE MAY RENDER OUR SERVICES OBSOLETE.

The Internet market is characterized by rapidly changing technology, evolving industry standards, frequent new product announcements and enhancements and changing customer demands. The introduction of new products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete. Our success depends on our ability to adapt to rapidly changing technologies and to improve the performance, features and reliability of our services in response to changing customer and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of services. New services or enhancements to existing services may not adequately meet the requirements of our current and prospective customers or achieve any degree of significant market acceptance. We can give you no assurances that we will be successful in adapting to this rapidly evolving environment in a manner that allows us to compete effectively.

OUR SYSTEMS MAY FAIL OR EXPERIENCE SLOWDOWNS.

All of our communications hardware and other data center operations are provided internally and through a multiple hosting services firm on the East Coast. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Our business could be materially and adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems or loss of data.

Our future success depends in part on the efficient performance of our Internet computing solutions, as well as the efficient performance of the systems of third parties, such as our customers. A rapid and substantial increase in the volume of end users could strain the capacity of the software or hardware that we have deployed, which could lead to slower response times or system failures and adversely affect the availability of our services and our revenue. To the extent that we do not effectively address any capacity constraints or system failures, our customers may choose competing services and as a result our business may be materially adversely affected.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY GOVERNMENTAL REGULATION OF THE INTERNET AND INTERNET-RELATED BUSINESSES.

The legal and regulatory environment governing the Internet is uncertain and may change. A number of laws and regulations have been and may be adopted covering issues such as pricing, acceptable content, taxation and quality of products and services on the Internet. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. In addition, due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate our activities and customers. Any of the foregoing developments could have a material adverse effect on our business.

IF WE CAN NOT PROVIDE THE END USERS OF OUR SERVICES WITH THE SECURITY AND CONFIDENTIALITY THEY REQUIRE, OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED.

A significant barrier to e-commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. We can provide you no assurances that the advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms used by cMeRun to protect customer transaction data. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet as a means of conducting commercial transactions. We can provide you no assurances that our security measures will prevent security breaches of our systems and our customer data. Any material breach in security could materially and adversely affect our business.

THERE IS A LIMITED TRADING MARKET FOR OUR COMMON STOCK AND WE CAN PROVIDE NO ASSURANCES THAT THIS MARKET WILL EITHER CONTINUE OR GROW.

There is currently only a limited trading market for our common stock. Until September 2000, our common stock was quoted on the OTC Bulletin Board under the symbol "CMER", which is a limited market in comparison to the Nasdaq system, the New York Stock Exchange or the American Stock Exchange. As a result of the Company being delinquent in the filing of its Form 10-QSB for the period ended June 30, 2000, the Company's stock ceased electronic trading on the OTC Bulletin Board. On December 6, 2000, the Company filed an Amended 10-QSB for the period ended March 31, 2000, to restate certain financial results, and a Form 10-QSB for the period ended June 30, 2000. Accordingly, it is seeking to have its stock returned to electronic trading on the OTC Bulletin Board.

There is no assurance that the Company's stock will return to electronic trading on the OTC Bulletin Board, when this may happen, or whether subsequent events may cause it to cease trading electronically in the future. We can provide you no assurances that the limited market for our common stock will continue on the OTC Bulletin Board or will grow. In addition, we can provide you no assurances that our common stock will ever qualify for inclusion on the Nasdaq National Market, the American Stock Exchange or the New York Stock Exchange.

OUR STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE.

The price at which our common stock will trade has been and is likely to continue to be highly volatile and may fluctuate substantially due to a number of factors, including:

     -    actual or anticipated fluctuations in our results of operation,

     -    changes in or our failure to meet securities analysts' expectations,

     -    technological innovations,

     -    increased competition,

     - conditions and trends in the Internet and other technology industries, and

     -    general market conditions.

In addition, the stock market has from time to time experienced significant price and volume fluctuations that have affected the market prices for the securities of technology companies, particularly Internet companies. These broad market fluctuations may result in a material decline in the market price of our common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

OUR BOARD OF DIRECTORS CAN ISSUE DEBT, COMMON STOCK OR PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS AND THE HOLDERS OF SUCH DEBT, COMMON STOCK OR PREFERRED STOCK WOULD LIKELY HAVE RIGHTS AND PREFERENCES SENIOR TO EXISTING HOLDERS OF OUR COMMON STOCK.

Our certificate of incorporation authorizes our Board of Directors to create and issue shares of preferred stock without the approval of our stockholders. Any series of preferred stock could have rights and preferences that are superior to our common stock, including superior preferences upon a liquidation of the Company and special voting rights that could prevent a change in control of the Company.

WE DO NOT PAY AND DO NOT ANTICIPATE IN THE FUTURE PAYING DIVIDENDS ON OUR COMMON STOCK.

cMeRun does not pay, nor do we anticipate paying, dividends on our common stock. If we generate positive cash flows from our operations, we intend to use those positive cash flows to finance further growth of our business.

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
cMeRun Corp.


We have audited the accompanying consolidated balance sheet of cMeRun Corp. and Subsidiary (a development stage company) as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the period from inception, November 8, 1999, to September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of cMeRun Corp. and Subsidiary as of September 30, 2000, and the results of its operations and its cash flows for the period from inception, November 8, 1999 to September 30, 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered a net loss from inception of $11,641,856, has a working capital deficit of $2,937,896 and a stockholders' deficit of $7,448,368 at September 30, 2000, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/ VITALE, CATURANO AND COMPANY, P.C.
                                     -----------------------------------------

                                         Boston, Massachusetts
                                         December 28, 2000, except for Notes 13
                                         and 14 as to which the date is
                                         January 5, 2001

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

cMeRun Corp. and Subsidiary
(A Development Stage Company)

Consolidated Balance Sheet

At September 30, 2000

ASSETS
Current assets:
Cash and cash equivalents                                             $  526,639
Restricted cash                                                          165,789
Employee advances                                                         83,333
Related party prepaid expenses                                            90,000
Prepaid tradeshow expenses                                               200,350
Prepaid expenses and other current assets                                255,128
                                                                      ----------

                                                                       1,321,239

Property and Equipment:
Leasehold improvements                                                   132,423
Office furniture and equipment                                           411,403
Computer equipment and software                                        2,332,972
                                                                      ----------

                                                                       2,876,798
Less: Accumulated depreciation and amortization                          257,472
                                                                      ----------
                                                                       2,619,326

Other Assets:
Employee advances                                                        131,115
Security deposits                                                        177,084
                                                                      ----------

                                                                         308,199
                                                                      ----------
Total assets                                                          $4,248,764
                                                                      ----------


LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable                                                      $1,581,586
Note payable                                                           1,000,000
Current portion of obligations under capital lease                       261,719
Accrued penalties under registration rights agreements                   646,422
Accrued issuance costs                                                   150,000
Accrued marketing costs                                                  231,000
Accrued payroll and related costs                                        107,318
Other accrued expenses                                                   225,407
Due to related party                                                      55,683
                                                                      ----------
                                                                       4,259,135

Obligations under capital lease                                          527,186
Deferred income taxes                                                     46,000

Commitments and contingencies: (Note 6)

Redeemable series A convertible preferred stock
(Aggregate redemption value of $1,286,630)                             1,116,807
Redeemable series B convertible preferred stock
(Aggregate redemption value of $9,006,410)                             4,205,185
Redeemable series B convertible preferred stock
subscribed and fully paid (Aggregate
redemption value of $1,905,288)                                        1,542,819

Stockholders' deficit:
Common stock; $.001 par value; 50,000,000 shares
authorized, 3,001,000 issued and outstanding                              3,001
Common stock subscribed                                                     735
Additional paid-in capital                                            9,523,748
Unearned compensation                                                (5,333,996)
Deficit accumulated during the development stage                    (11,641,856)
                                                                   ------------

Total stockholders' deficit                                          (7,448,368)
                                                                   ------------

Total liabilities and stockholders' deficit                        $  4,248,764
                                                                   ------------

See notes to consolidated financial statements.

cMeRun Corp. and Subsidiary
(A Development Stage Company)

Consolidated Statement of Operations

For the period November 8,1999 (date of inception) to September 30, 2000

Revenues                                                                    $          --

Operating expenses:
Development costs (including $556,581 of non-cash compensation)                 2,209,405
General and administrative (including $1,120,330 of non-cash compensation)      5,786,216
Marketing and promotion (including $703,160 of non-cash compensation)           3,673,290
                                                                             ------------

                                                                               11,668,911

Interest income, net                                                               73,055

Deferred income tax expense                                                        46,000
                                                                             ------------

Net loss                                                                      (11,641,856)

Beneficial conversion feature on
convertible preferred stock and warrants
Series A convertible preferred stock and warrants                                (976,425)
Series B convertible preferred stock and warrants                              (4,122,036)

Accretion of convertible preferred stock to
redemption value
Series A convertible preferred stock                                              (53,752)
Series B convertible preferred stock                                             (914,269)

Accretion of convertible preferred stock
dividends
Series A convertible preferred stock                                              (86,630)
Series B convertible preferred stock                                             (711,699)
                                                                             ------------
Net loss attributable to common
stockholders                                                                 $(18,506,667)
                                                                             ------------

Basic and diluted net loss per common share

Loss per common share - basic and diluted                                           (6.17)

Basic and diluted weighted-average
shares outstanding                                                              3,001,000

See notes to consolidated financial statements.

cMeRun Corp. and Subsidiary
(A Development Stage Company)

Consolidated Statement of Changes in Stockholders' Deficit

For the period November 8,1999 (date of inception) to September 30, 2000


                                                          COMMON STOCK          COMMON STOCK SUBSCRIBED
                                                    -----------------------      -----------------------      ADDITIONAL
                                                    NO. OF                       NO. OF                        PAID-IN
                                                    SHARES        PAR VALUE      SHARES        PAR VALUE       CAPITAL
                                                    ------        ---------      ------        ---------      ----------
Issuance of founders' stock                            1,000         $    1                                   $       999

Common stock subscribed                                                          700,000          $700

Merger of Fundae Acquisition Corp and
C Me Run Corp and cancellation
of 4,000,000 outstanding shares                    3,000,000          3,000                                        (3,000)

Beneficial conversion feature related to
Series A convertible preferred stock
and warrants                                                                                                      976,425

Accretion of beneficial conversion feature
related to Series A convertible preferred
stock and warrants                                                                                               (976,425)

Beneficial conversion feature related to
Series B convertible preferred stock
and warrants                                                                                                    2,772,036

Accretion of beneficial conversion feature
related to Series B convertible preferred
stock and warrants                                                                                             (2,772,036)

Beneficial conversion feature related to
Series B convertible preferred stock subscribed
and fully paid                                                                                                  1,350,000

Accretion of beneficial conversion feature
related to Series B convertible preferred stock
subscribed and fully paid                                                                                      (1,350,000)

Accretion of Series A convertible preferred
stock to redemption value                                                                                         (53,752)

Accretion of Series B convertible preferred
stock to redemption value                                                                                        (826,738)

Accretion of Series B convertible preferred
stock subscribed and fully paid to redemption
value                                                                                                             (87,531)

Issuance of warrants to purchase common
stock to placement agent in connection with sale
of Series B convertible preferred stock                                                                         3,499,942

Dividends accrued on Series A convertible
preferred stock                                                                                                   (86,630)

Dividends accrued on Series B convertible
preferred stock                                                                                                  (606,411)

Dividends accrued on Series B convertible
preferred stock subscribed and fully paid                                                                        (105,288)

Issuance of stock options to employees and
non-employee members of the board of directors                                                                  6,375,925

Issuance of stock grant to employee                                               25,000            25            174,975

Stock-based compensation

Issuance of common stock subscriptions
in connection with advertising services                                                                           500,000

Issuance of warrants to purchase common
stock in connection with financial advisory
services                                                                                                          926,582

Amortization of unearned compensation

Change in market value of common stock
subscriptions and warrants issued in connection
with advertising and financial advisory services                                                                 (263,441)

Issuance of stock as interest                                                     10,000            10             78,116

Net Loss
                                                   ---------          ------     -------         -----        -----------
Balance at September 30, 2000                      3,001,000          $3,001     735,000         $ 735        $ 9,523,748
                                                   ---------          ------     -------         -----        -----------

                                                                            DEFICIT
                                                                          ACCUMULATED
                                                                           DURING THE
                                                       UNEARNED           DEVELOPMENT
                                                      COMPENSATION          STAGE
                                                      ------------       ------------
Issuance of founders' stock

Common stock subscribed

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

Dividends accrued on Series A convertible preferred stock

Dividends accrued on Series B convertible preferred stock

Dividends accrued on Series B convertible preferred stock subscribed and fully paid

Issuance of stock options to employees and
non-employee members of the board of directors         (6,375,925)

Issuance of stock grant to employee                      (175,000)

Stock-based compensation                                1,421,310

Issuance of common stock subscriptions
in connection with advertising services                  (500,000)

Issuance of warrants to purchase common
stock in connection with financial advisory
services                                                 (926,582)

Amortization of unearned compensation                     958,760

Change in market value of common stock
subscriptions and warrants issued in connection
with advertising and financial advisory services          263,441

Issuance of stock as interest

Net Loss                                                                  (11,641,856)
                                                      -----------        ------------
Balance at September 30, 2000                         $(5,333,996)       $(11,641,856)
                                                      -----------        ------------

See notes to consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Period November 8,1999 (date of inception) to September 30, 2000

Cash flows from operating activities:
Net loss                                                         $(11,641,856)
Adjustments to reconcile net loss to net
cash used in operating activities:
            Depreciation and amortization                             257,472
            Amortization of unearned compensation                     958,760
            Stock-based compensation                                1,421,310
            Non cash interest charge                                   15,624
            Deferred income taxes                                      46,000
            Amortization of employee advances                          55,552
Changes in operating assets and liabilities:
Related party prepaid expenses                                        (90,000)
Prepaid expenses and other current assets                            (392,978)
Accounts payable                                                    1,581,739
Accrued payroll and related costs                                     107,318
Accrued penalties under registration rights agreements                646,422
Accrued marketing and other expenses                                  456,407
Security deposits                                                    (177,084)
                                                                 ------------

Net cash used in operating activities                              (6,755,314)

Cash flows used in investing activities:
Additions to property and equipment                                (2,057,805)
                                                                 ------------

Net cash used for investing activities                             (2,057,805)

Cash flows from financing activities:
Restricted cash                                                      (165,789)
Advances from related party                                         2,375,011
Repayment of advances from related party                           (2,317,781)
Employee advances                                                    (270,000)
Borrowing under note payable                                        1,000,000
Repayment of capital lease obligations                                (30,086)
Proceeds from issuance of Series A preferred stock, net
of issuance costs                                                     976,425
Proceeds from issuance of Series B preferred stock, net
of issuance costs                                                   6,271,978
Proceeds from preferred stock subscription                          1,500,000
                                                                 ------------
Net cash provided by financing activities                           9,339,758

Increase in cash and cash equivalents                                 526,639

Cash and cash equivalents at beginning of period                            0
                                                                 ------------

Cash and cash equivalents at end of period                       $    526,639
                                                                 ------------

Summary of noncash financing and investing activities:

Issuance of common stock subscriptions in connection
with advertising services                                        $    550,000
                                                                 ------------

Issuance of common stock warrants in connection
with financial advisory services                                 $    613,142
                                                                 ------------

Issuance of stock options to employees, officers and directors   $  6,375,925
                                                                 ------------

Issuance of stock to officer                                     $    175,000
                                                                 ------------

Issuance of common stock warrants in connection
with fee for Series B convertible preferred stock                $  3,499,942
                                                                 ------------

Property and equipment acquired under capital leases             $    818,993
                                                                 ------------

Cash paid during the period for interest                         $     10,077
                                                                 ------------

See notes to consolidated financial statements.

cMeRun Corp.
(A Development Stage Company)

Notes to Consolidated Financial Statements for the period November 8, 1999 (date of inception) to September 30, 2000

1. NATURE OF BUSINESS, PRINCIPLES OF CONSOLIDATION, AND BASIS OF PRESENTATION

Nature of Business

cMeRun Corp. (the "Company") is an application service provider whose strategy is to operate and to offer internet computing as a service whereby consumers will be able to access brand-name software and store files via a secure web browser through their favorite Internet Service Provider ("ISP") or using almost any internet-ready device.

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

Since inception, the Company had limited operations and incurred a net loss of $(11,641,856) including non-cash compensation charges of $(2,380,071). Funding of this loss was provided principally by the proceeds from the sale of the Series A and Series B Convertible Preferred Stock.

Since inception, the Company has focused its efforts on building an infrastructure, marketing efforts, and service development. The Company is refining its service offering to meet its expected customer needs. In addition, with the Company's unique approach of offering its programs, significant expenditures were incurred relating to promoting its services and its potential benefits.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has yet to generate revenues, has incurred a net loss of $(11,641,856) since inception, has a working capital deficit of $(2,937,896) and a stockholders' deficit of $(7,448,368) at September 30, 2000 and accordingly, is subject to a number of risks. Principal among these risks are the successful development and marketing of its service, competition from other companies, and the ability to raise additional financing as required. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to meet its cash requirements through the end of the fiscal year and for the next twelve months, management intends to seek financing from a number of sources. In the event the Company's stock is returned to active trading on the OTC Bulletin Board, and subject to additional shares of its common stock, warrants currently outstanding could be exercised for the purchase of common stock in the third or fourth quarter of fiscal 2001. Depending upon the number of warrants exercised, if any, this could provide up to an additional $6,075,000 of cash to the Company. In conjunction with its equipment requirements, management is in discussion with certain vendors to provide an equity investment in the Company.

In addition to these sources, management is considering alternative sources including additional private debt or equity capital or a potential sale of public equity. Since November 2000, funding of the Company's operations is being provided on a month to month basis by certain principal stockholders and affiliated persons, and there is no assurance that such funding can or will continue until alternative sources are developed.

2. SIGNIFICANT ACCOUNTING POLICIES

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

Property and Equipment

Property and equipment is carried at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful life for leasehold improvements is five years or the remaining life of the lease, whichever is shorter and the estimated useful life for office furniture and equipment and computer equipment and software is three years. Maintenance and repair costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109, deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between the carrying amounts and tax bases of assets and liabilities and for loss carryforwards based on enacted tax law and rates. Future tax benefits attributable to temporary differences are recognized to the extent that realization of such benefits is more likely than not.

Net Loss Per Common Share

Basic loss per share is computed using the weighted-average number of common shares outstanding. Shares issued in the reverse acquisition have been treated as outstanding since inception. Diluted loss per common share reflects the potential dilution if common equivalent shares outstanding (preferred shares, warrants and options ) were exercised or converted into common stock unless the effects are antidilutive. All common stock equivalents (4,833,333 preferred shares, 2,915,000 warrants to purchase common stock, 25,000 shares of common stock awarded and unissued, 50,000 shares of common stock subscribed, 2,078,700 options to purchase common stock, and 735,000 shares of common stock subscribed at September 30, 2000) that were outstanding for the period presented were not included in the computation of loss per common share due to a net loss on all periods presented, and, therefore, their effect would be antidilutive.

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

Advertising Costs

The Company accounts for advertising costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs". Accordingly, advertising costs are expensed as incurred. Total advertising costs for the period ended September 30, 2000 were $688,973.

Web Site Development Costs

The Company accounts for web site development costs in accordance with Emerging Issues Task Force Statement No. 00-2 "Accounting for Web Site Development Costs." Costs of approximately $5,000 relating to web site development have been capitalized in accordance with this statement.

Computer Software Development Costs

The Company accounts for computer software developed internally in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Internal payroll costs of approximately $34,000 have been capitalized in accordance with this statement.

Research and Development Costs

The Company expenses research and development costs as incurred.

Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires companies to report the changes in their net assets during the period from nonowner sources by major components and as a single total. The Company had no reportable comprehensive income items to report, other than net loss, for the period November 8, 1999 (date of inception) to September 30, 2000.

Stock based compensation

The Company is subject to the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under the provisions of this standard, employee and director stock-based compensation expense is measured using either the intrinsic-value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), or the fair value method described in SFAS 123. Companies choosing the intrinsic value method are required to disclose the pro forma impact of the fair value method on net income. The Company has elected to account for its employee and director stock-based awards under the provisions of APB 25. Under APB 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the underlying common stock on the date of grant over the exercise price of the stock option. The Company has disclosed the required pro forma effect on the net loss in Note 11.

The Company accounts for stock options granted to consultants, independent representatives and other non-employees in accordance with SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. The Company is required to adopt this statement as amended by SFAS No. 137 for the fiscal year ending September 30, 2001. Management does not expect the implementation to have a significant impact on the consolidated financial statements of the Company.

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

3. RESTRICTED CASH

Restricted cash includes approximately $75,000 to secure a leasing line of credit with a bank, which was fully borrowed at September 30, 2000 and approximately $90,000 to secure a letter of credit in favor of the landlord of the Company's headquarters in Hudson, MA.

4. EMPLOYEE ADVANCES


In connection with their employment agreements, the Company granted two officers non-interest bearing loans. The first loan of $20,000 is payable on demand. The second loan of $250,000 will be forgiven in equal amounts over a three-year period on the condition that employment continues and is being amortized on a monthly basis. Approximately $55,000 was included in general and administrative expenses for the period ended September 30, 2000.


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

Series B Convertible Preferred Stock Subscribed

During the period, the Company received $1,500,000 in connection with the issuance of an additional 500,000 shares of Series B Stock. At September 30, 2000, the certificates had not been issued and, accordingly, the shares have been recorded as fully paid and subscribed in the accompanying financial statements. Issuance costs of $150,000 have been recorded as a reduction of the proceeds from the sale.

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

Beneficial Conversion Feature - The entire value of the Series A Stock was allocated to the beneficial conversion feature based on the difference between the conversion price of $.50 per share and the estimated fair value of the common stock of approximately $7.8 million at the date that the preferred stock was issued. This amount, however, was limited to the value of the proceeds received from issuing the beneficial convertible security. As the Series A Stock is immediately convertible, the Company also recorded accretion of the entire amount to additional paid-in capital. Similarly, the entire value of the Series B Stock was allocated to the beneficial conversion feature based on the difference between the conversion price of $3.00 per share and the estimated fair value of the common stock of approximately $23.3 million at the date that the preferred stock was issued. This amount, however, was limited to the value of the proceeds received from issuing the beneficial convertible security. As the Series B Stock is immediately convertible, the Company also recorded accretion of the entire amount to additional paid-in capital.

The Company allocated $976,425 and $2,772,036 to the beneficial conversion feature of the Series A Stock and warrants and Series B Stock and warrants, respectively, net of issuance costs. The Company allocated $1,350,000 to the beneficial conversion feature of the Series B Stock subscribed and fully paid.

Registration Rights Agreements

The registration rights agreements between the Company and the Series A and Series B shareholders require the Company to register common stock underlying the convertible preferred stock prior to May 19, 2000 (the "Registration Date") in the form of a registration statement and to keep the registration statement continuously effective for a period of the earlier of two years or until there are no additional securities required to be registered. In the event that the Company does not file a registration statement prior to the 30th day following the Registration Date, or if any registration statement has not been declared effective on or prior to the 120th day following the Registration Date, the Company will be required to pay liquidated damages in the amount of 2% per month of the proceeds from the sale of the preferred stock, or approximately $190,000 per month. The Company has received a waiver from certain of the Series A and Series B shareholders, representing 68% of the total outstanding preferred shares, amending the Registration Date to January 19, 2001. At September 30, 2000 the Company has accrued a liability of $646,422 representing the liquidated damages for those shareholders from whom the Company did not receive a waiver.

6. COMMITMENTS

The Company leases certain property and equipment under non-cancellable operating and capital leases expiring at various dates through 2005. At September 30, 2000, future minimum payments under non-cancelable operating and capital leases are as follows:

Operating leases:

October 1, 2000 - September 30, 2001               354,740
October 1, 2001 - September 30, 2002               363,499
October 1, 2002 - September 30, 2003               372,258
October 1, 2003 - September 30, 2004               372,258
October 1, 2004 - September 30, 2005               186,129
                                                ----------

                                                $1,648,884
Capital leases:

October 1, 2000 - September 30, 2001               349,995
October 1, 2001 - September 30, 2002               319,800
October 1, 2002 - September 30, 2003               226,032
October 1, 2003 - September 30, 2004                 9,086
October 1, 2004 - September 30, 2005                 6,057
                                                ----------

Total minimum lease payments                       910,970
Amounts representing interest                      122,065
                                                ----------

Present value of net minimum payments              788,905

Less: current portion                              261,719
                                                ----------

Long-term portion                                  527,186
                                                ----------

The Company's capital lease financing is provided principally through manufacturers of equipment which is used by the Company in development. Terms of these arrangements range from 24 to 36 months with interest rates between 7% and 14%. Amortization expense related to capital leases was $18,882 for the period ended September 30, 2000.

Rent expense relating to the operating leases was $287,047 for the period from November 8, 1999 (date of inception) to September 30, 2000. The lease for the Company's facility in Hudson, Massachusetts expires on March 31, 2005. The Company has the option to extend the term for an additional five years at a fair market value rate.

Certain employees of the Company are under employment agreements that provide for compensation in the event of voluntary or involuntary termination. Terms under these arrangements range from three to twelve months with aggregate compensation of $629,750. Total salaried compensation on an annual basis for those employees that are under employment agreements at September 30, 2000 is $877,000.

7. NOTE PAYABLE

In September, 2000, CALP II Limited Partnership, a Bermuda limited partnership and the holder of 50,000 shares of the Company's Series B Stock, advanced the Company $1,000,000 to fund continuing operations. The note provided for an initial fee of 10,000 restricted common shares and for an additional fee of 1,000 restricted common shares for each $100,000 or portion thereof of unpaid principal for each 30 days or portion thereof after November 15, 2000. The initial fee of 10,000 had not been paid as of September 30, 2000 and accordingly is recorded as common stock subscribed in the accompanying financial statements.

8. RELATED PARTY TRANSACTIONS

From the date of incorporation through the sale of its convertible preferred stock, the working capital requirements of the Company were financed principally by Chell.com Inc., a Calgary, Alberta based incubator of internet related companies. The Chairman of Chell.com is also the Vice-Chairman of the Company. During this period, Chell.com advanced approximately $1,654,000 to the Company of which approximately $56,000 was still outstanding at September 30, 2000.

On November 15, 1999, Chell.com Inc. and the Company entered into a consulting agreement whereby Chell.com Inc. would supply certain services in the areas of corporate strategy, human resources, corporate finance, communications and hiring outside consultants to the Company for a one-year period. The fee for this service was $720,000 per annum payable in advance of which $630,000 was expensed for the period from November 8, 1999 to September 30, 2000. At September 30, 2000, a balance of $90,000 is included in prepaid expenses related to the remaining contract term.

The Series B Stock was sold to an organization in which the Vice Chairman, a principal shareholder of the Company, has an ownership interest.

9. INCOME TAXES

The provision for (benefit from) income taxes consists of the following:

Deferred:
   Federal                                                                         $ (3,850,000)
   State                                                                               (682,000)
                                                                                   ------------
                                                                                     (4,532,000)
Valuation allowance                                                                   4,578,000
                                                                                   ------------
Income tax provision                                                               $     46,000
                                                                                   ------------

A reconciliation of the federal statutory rate to the provision for income taxes follows:

Federal tax benefit at statutory rate                                                     (35.0)%
State tax benefit at statutory rate                                                        (6.2)%
Change in valuation allowance                                                              41.6%
                                                                                   ------------
Income tax provision                                                                         .4%
                                                                                   ------------

The components of the deferred tax assets (liabilities) as reflected on the accompanying balance sheet consist of the following:

Deferred tax assets:
   Start-up costs                                                                  $     8,200
   Stock-based compensation                                                            980,500
   Operating loss carryforwards                                                      3,589,300
                                                                                   -----------
                                                                                     4,578,000
Deferred tax liabilities
   Depreciation expense                                                                (46,000)
                                                                                   -----------

Total                                                                                4,532,000
Valuation allowance                                                                 (4,578,000)
                                                                                   -----------
Net deferred tax liability                                                         $   (46,000)
                                                                                   -----------

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax asset will not be realized. The Company believes that sufficient uncertainty exists regarding the realization of the deferred tax assets that it has provided a valuation allowance for the full amount.

At September 30, 2000, the Company has a Federal and state net operating loss carryforward of approximately $8,700,000 which expires in 2020 and 2005, respectively.

10. STOCKHOLDERS' EQUITY

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

On January 28, 2000, the Company entered into an advertising agency agreement to promote public awareness of the Company. As consideration for such services, the Company will grant the advertising agency 50,000 restricted shares of common stock of which 25,000 will have piggyback registration rights. The term of the agreement is six months with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $500,000 to unearned compensation to be expensed over the term of the agreement. The Company has remeasured the value of the common stock as of July 28, 2000, the completion date of the agreement, and has adjusted compensation expense for the period ended September 30, 2000 to $550,000, which represents the total charge in connection with the agreement.

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

On February 1, 2000, the Company entered into an agreement with a firm to provide general corporate financial advisory and investor and media relations needs. As consideration for these services, the Company will grant the firm warrants to purchase 115,000 shares of common stock at $5.00 per share with registration for 50% of the warrants originally scheduled for June 30, 2000 and the remaining 50% by December 31, 2000. The agreement also provides for a retainer of $9,000 per month and a percentage fee of up to 5% of the value level of certain transactions involving business development and technology licensing, and mergers and acquisitions completed by the Company and a success fee of 7% (plus warrant coverage, at sale price of the common stock, of 10%) for advising the Company with respect to financing strategy, including public and private equity and debt. The term of the agreement is one year with an option to renew by the Company. In connection with this agreement, the Company recorded a noncash charge of $926,582 to unearned compensation to be expensed over the term of the agreement. The Company has remeasured the value of the warrants as of September 30, 2000 as the requisite performance has not been completed and has adjusted compensation expense for the period ended September 30, 2000 to $613,142. For the period November 8, 1999 to September 30, 2000 $408,761 was amortized and recorded in general and administrative expenses.

In connection with the sale of the Series B Stock, the selling agent received warrants to purchase 400,000 shares of the Company's common stock at $2.50 per share which expire in January, 2004. The estimated fair market value of the warrant of $3,499,942 has been recorded as a reduction of the proceeds from the sale of the Series B Stock. The warrants are exercisable immediately and, accordingly, the Company also recorded accretion of the entire amount to the carrying value of the Series B Stock. The registration rights agreement between the Company and the selling agent requires the Company to register common stock underlying the warrants prior to May 19, 2000 (the "Registration Date") in the form of a registration statement and to keep the registration statement continuously effective for a period of the earlier of two years or until there are no additional securities required to be registered. In the event that the Company does not file a registration statement prior to the 30th day following the Registration Date, or if any registration statement has not been declared effective on or prior to the 120th day following the Registration Date, the Company will be required to pay liquidated damages in the amount of 2% per month of the aggregate proceeds to the Company upon conversion of the warrants, or approximately $20,000 per month. The Company has received a waiver from the selling agent, amending the Registration Date to January 19, 2001.

Common Stock Subscribed

In November and December 1999, two of the Company's founders entered into agreements under which they were to receive 700,000 shares of common stock at par value. As these have not yet been issued, they are reported as common stock subscribed in the accompanying financial statements. In addition, the restricted common stock to be issued in connection with a note payable and a stock grant to an officer are also reported as common stock subscribed as the shares had not been issued as of September 30, 2000.

11. STOCK BASED COMPENSATION

In July, 2000, the Company's Board of Directors approved the cMeRun Corp. 2000 Equity Incentive Plan (the "Plan"). The Plan was established to provide awards to employees, consultants and advisors including advisors who are in the opinion of the Board of Directors in a position to make a significant contribution to the success of the Company. Subject to the terms and provisions of the Plan, the Board may award stock options, incentive stock options, non-qualified stock options or a combination thereof. Awards may be made under the Plan for up to 4,500,000 shares and the maximum number of shares to any participant is limited to 200,000 shares in any calendar year.

The Company has computed the value of all compensatory options granted as prescribed by SFAS No. 123, using the Black-Scholes option-pricing model for pro forma disclosure purposes.

The following assumptions were used to value grants issued during the period November 8, 1999 (date of inception) to September 30, 2000:


Risk-free interest rate (range)                5.09% - 5.71%
Expected dividend yield                        0.0%
Expected lives                                 1 - 3 years
Expected stock volatility                      186.78%


Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's net loss and loss per share information reflected in the accompanying consolidated statements of operation would have been reduced to the following pro forma amounts:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net loss attributable to common shareholders:
--------------------------------------------------------------------------------
  As reported                                         $(18,506,667)
--------------------------------------------------------------------------------
  Pro forma                                           $(20,065,823)
--------------------------------------------------------------------------------
Net loss per common share:
--------------------------------------------------------------------------------
  As reported                                                (6.17)
--------------------------------------------------------------------------------
  Pro forma                                                  (6.69)
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plans as of September 30, 2000 and changes during the period ended September 30, 2000 is presented below:

                                                                ----------------- ---------------- -----------------
                                                                                     WEIGHTED          WEIGHTED
                                                                                      AVERAGE          AVERAGE
                                                                                     EXERCISE            FAIR
                                                                   NUMBER OF           PRICE            VALUE
                                                                     SHARES              $                $
                                                                ----------------- ---------------- -----------------
        Options outstanding, beginning of period                           --            --               --

        Granted                                                     2,078,700          4.90              6.39
        Cancelled
                                                                -------------

        Options outstanding, at September 30, 2000                  2,078,700          4.90              6.39
                                                                =============

The following table summarises outstanding and exercisable options as of September 30, 2000:

        --------------------------------------------------------------------------------------------------------------
                                               TOTAL OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
        --------------------------------------------------------------------------------------------------------------
                                                        WEIGHTED
                                                         AVERAGE         WEIGHTED                          WEIGHTED
                                        NUMBER          REMAINING         AVERAGE          NUMBER           AVERAGE
                RANGE OF             OUTSTANDING       CONTRACTUAL       EXERCISE        EXERCISABLE       EXERCISE
             EXERCISE PRICES        SEPTEMBER 30,         LIFE             PRICE        SEPTEMBER 30,        PRICE
                    $                    2000            (YEARS)             $              2000               $
        ----------------------   -------------------  ---------------  -------------   ---------------   --------------

                  1.00                    50,000          9.29             1.00                  --            --
                  5.00                 2,028,700          9.29             5.00                  --            --
                                   -----------------                                   ----------------
              1.00 to 5.00             2,078,700                           4.90                  --            --
                                   =================                                   ================

       DEFERRED STOCK COMPENSATION

       As discussed in Note 1, the Company accounts for its stock-based awards to employees using the intrinsic value method in accordance with APB No.
       25. Accordingly, the Company recorded deferred compensation expense equal to the difference between the grant price and deemed fair value of the Company's common stock for options granted and stock awarded. Such deferred compensation expense aggregated $6,375,925 for the period November 8, 1999 (date of inception) to September 30, 2000 for stock option grants and $175,000 for stock awards. During the period November 8, 1999 to September 30, 2000, $1,370,268 relating to stock option grants and $51,042 relating to stock awards were recorded as compensation expense.

12. PENSION PLAN

The Company maintains a defined contribution 401(k) and profit sharing plan covering substantially all of its employees. The Company's contribution is determined by management. For the period November 8, 1999 to September 30, 2000, total Company contributions were $10,283.

13. ALBERTA TRANSACTION

On February 2, 2000, C Me Run Corp. merged with and into the Company and in connection with the merger, the Company changed its name to cMeRun Corp.

As a result of the merger, the Company became obligated to acquire C Me Run Alberta Ltd. ("Alberta"), pursuant to the terms of an acquisition agreement by and among CMERUN Corp., CMERUN Acquisition Corp.("CAC") and Alberta (the "Alberta Agreement").

Alberta was incorporated in Canada in November, 1999 in anticipation of the merger of C Me Run Corp. and Fundae Merger Sub, Inc (a wholly-owned subsidiary of the Company). Alberta was established as a tax-efficient mechanism to transfer equity in the Company, following the merger to certain of C Me Run Corp.'s Canadian founders and other Canadian individuals, as well as to reduce Canadian legal restrictions on the trading of such equity securities.

The Alberta Agreement provided that the Company would become obligated to issue,
(i) upon exchange of certain exchangeable shares of CAC, an aggregate of 2,650,000 shares of common stock and to certain employees and other parties options to purchase an aggregate of 325,000 shares of common stock with an exercise price of $1.00 per share, and (ii) options to purchase an aggregate of 1,295,000 shares of common stock with an exercise price of $5.00 per share. The Alberta Agreement expressly provided that the Company had the right to terminate the agreement if the merger was not consummated by April 30, 2000. Until August 2000, the Company undertook efforts to make certain pre-merger Canadian regulatory filings for the purpose of reducing Canadian restrictions on the trading of the equity securities to be issued in the merger, but abandoned such efforts at such time, and began a re-evaluation of the merger and its effect on the Company's financial statements and other matters.

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

Under separate agreements, the Company agreed to issue to certain of the Company's employees, officers and directors that were to have received consideration upon the acquisition of Alberta, options to purchase 50,000 shares of common stock with an exercise price of $1.00 per share, options to purchase an aggregate of 845,000 shares of common stock with an exercise price of $5.00 per share and options to purchase an aggregate of 725,000 shares of common stock with a nominal exercise price.

14. SUBSEQUENT EVENTS

On November 6, 2000, Douglas H. Dittrick, the Company's Chairman of the Board, advanced the Company $200,000 to be repaid on or before November 6, 2001. The note provides for the payment of interest at the rate of 9.5% to be applied to the remaining unpaid principal on a quarterly basis on each of February 6, 2001, May 6, 2001, August 6, 2001 and November 6, 2001. On or after February 6, 2001, the holder of the note may elect to convert the principal amount of the loan plus any interest then unpaid into shares of the Company's common stock at the price of $3.00 for (i) one share of common stock and (ii) a warrant to purchase one-half of a share of common stock. Prior to February 6, 2001, the Company may at its sole discretion, pay the holder the remaining unpaid balance of the note, plus all interest accrued and unpaid, plus 10% of the sum of the unpaid principal and interest in lieu of providing any equities to the holder. Mr. Dittrick owns no stock in the Company. The Dittrick note was filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and is incorporated herein by reference.

During the period November 16, 2000 through December 28, 2000, Cameron Chell, the Company's Vice Chairman of the Board, advanced the Company a total of $830,000, to fund continuing operations. Terms have not been finalized, but the Company anticipates that they will be similar to those relating to Mr. Dittrick's advance.

In November 2000 and in January 2001, in an effort to reduce costs and because of change in its selected technology platform which requires less infrastructure, the Company reduced its workforce by 25 employees which approximates 75% of the employee count before the reductions were effected. In addition, the Company is considering other measures to reduce its costs.

14. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                              First Quarter           Second Quarter         Third Quarter        Fourth Quarter
----------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders  $(377,678)              $(9,068,207)           $(4,073,448)         $(4,987,334)
---------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                                                                                        $   (46,000)
---------------------------------------------------------------------------------------------------------------------------------
Net loss per common share                     $    (.12)              $     (3.02)           $     (1.35)         $     (1.68)
---------------------------------------------------------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dorra Shaw & Dugan Certified Public Accountants ("DS&D") were the original principal accountants to audit the financial statements of the Company. On February 8, 2000, that firm's appointment as principal independent auditors was terminated. The firm of Deloitte & Touche LLP ("D&T") was engaged on April 21, 2000 as principal independent auditors. The decision to change auditors was recommended by the Company's Board of Directors. In connection with the audits of the Company's financial statements as of September 30, 1999 and for the period December 1, 1998 (date of inception) to September 30, 1999, and with respect to the subsequent period through the date of termination, there were no disagreements with DS&D on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On August 21, 2000, D&T resigned as the independent auditors of the Company. D&T informed the Company that it was unwilling, and therefore unable, to rely on the representations of the Company's then Chairman, Cameron Chell. The Board of Directors accepted D&T's resignation.

During the period from D&T's engagement as the Company's independent auditors to the date of D&T's resignation, there were no disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to D&T's satisfaction, would have caused D&T to make reference to the subject matter of the disagreements in connection with its report. D&T did not issue an independent auditor's report on the Company's consolidated financial statements.

On October 11, 2000, the Company engaged Vitale, Caturano and Company, P.C., of Boston, Massachusetts, as the Company's independent auditors.


                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, positions and business experience during the past five years of all of the directors, executive officers and control persons of cMeRun as of December 1, 2000 are listed below. Mr. Chell's brother is married to the sister of Mr. Killoran's wife. Other than this, no family relationships are known to exist among the Company's directors and executive officers.

Douglas H. Dittrick, 67
CHAIRMAN OF THE BOARD, AUDIT COMMITTEE MEMBER

Mr. Dittrick, who became Chairman of Board of Directors of cMeRun on September 20, 2000, is President and Chief Executive Officer and a director of Douglas Communications Corporation II, which provides consulting services in the telecommunications and marketing field. Mr. Dittrick currently serves on the board of directors of Vornado Operating Company, and is Chairman of the Board of DTC Communications, Inc., a private communications company.

Cameron B. Chell, 32
VICE CHAIRMAN OF THE BOARD

Mr. Chell became Vice Chairman of the Board on September 20, 2000. From January 31, 2000 to September 20, 2000, he was Chairman of the Board. He was the Chairman and Chief Executive Officer of the cMeRun predecessor companies from November 1999. Since November 1999, Mr. Chell has served as the Chairman of the Board and Chief Executive Officer of Chell.com Inc., a private strategic merchant bank. Since January, 2000, Mr. Chell has been the Chairman of the Board and Chief Executive Officer of Chell.com Ltd., a formerly private strategic merchant bank which merged with Networks North, Inc., a U.S. corporation, in September, 2000 to become the publicly held Chell Merchant Capital Group. From January 1998 to November 1999, Mr. Chell was the Chairman of the Board/Co-Chairman and an officer of FutureLink Corp. (formerly FutureLink Distribution Corp.), a business applications service provider. From May 1997 to January 1998, Mr. Chell was the Chairman of the Board and Chief Executive Officer of Chell Corp, a private financial consulting firm. From January 1994 to May 1997, Mr. Chell was a registered representative with a Calgary, Alberta broker dealer. He is a founder and co-chairman of the ASP Industry Consortium.

On November 6, 1998, Mr. Chell entered into a Settlement Agreement with the Alberta Stock Exchange to resolve a pending investigation into alleged breaches by Mr. Chell of Alberta Stock Exchange rules and bylaws. As part of the Settlement Agreement, Mr. Chell acknowledged that he had breached certain duties of supervision, disclosure, or compliance in connection with various offers and sales of securities. Further, Mr. Chell was prohibited from receiving Alberta Stock Exchange approval for a five year period, subjected to a CDN$25,000 fine and a three year period of enhanced supervision. Subsequent to such Settlement Agreement, Mr. Chell has served as an officer and director of one or more companies that have registered, or applied to become registered, as reporting companies under the rules of certain securities exchanges in Canada, including in connection with the issuance of cMeRun stock to certain Canadian residents. In connection therewith, cMeRun has been advised by the Alberta Securities Commission that it is conducting a review of Mr. Chell's suitability to serve as a director or officer of cMeRun.

Chad K. Corneil, 31
DIRECTOR, AUDIT COMMITTEE CHAIRMAN, COMPENSATION COMMITTEE MEMBER

Mr. Corneil was elected as a director of cMeRun on April 21, 2000. Mr. Corneil founded and has been the Chairman and Chief Executive Officer of Allidex, Inc., formerly known as WorldOne Webwide, Inc. since February 1, 2000. Mr. Corneil has been the Secretary/Treasurer of the ASP Industry Consortium since April 1999. From March 1997 to February 2000, Mr. Corneil was the Product Manager for Great Plains Hosting Services, and also acted as the Program Manager for the Management Services Program for Great Plains Consulting. From May 1991 to February 1997, Mr. Corneil worked for Deloitte & Touche, first as an auditor and then as a manager in the computer consulting group.

Gordon A. Elliott, 68
DIRECTOR, COMPENSATION COMMITTEE MEMBER

Mr. Elliott was elected as a director of cMeRun on September 20, 2000. He is also a director of Mainsborne Communications, an international powerline carrier technology company. From 1984 to 1995, he was a partner in the marketing and fund raising consulting firm of Haines Elliott Marketing Services. From 1995 to 2000, Mr. Elliott served as Director of the Millennium Quest for the Calgary Philharmonic Society.

David C. Hayden, 45
DIRECTOR

Mr. Hayden was elected a director of the Company on April 19, 2000. Mr. Hayden founded Critical Path (Nasdaq: CPTH) in February 1997 and served as its Chairman, President and Chief Executive Officer from inception until November 1998. He continues to serve as Critical Path's Chairman. From August 1993 to February 1997, Mr. Hayden was Chairman, President, Chief Executive Officer and co-founder of The McKinley Group, creators of Internet search engine Magellan.

Richard A. Hronicek, 45
DIRECTOR, COMPENSATION COMMITTEE CHAIRMAN

Mr. Hronicek was elected as a director of cMeRun on April 19, 2000. Mr. Hronicek was President and CEO of Xevo Corporation from August 1998 until November 2000. From June 1998, to August 1998, he was Senior Vice President of US Internetworking, an application service provider specializing in ERP applications. From April 1997 to January 1998, Mr. Hronicek was Chief Executive Officer of Javelin Internet Group and from April 1995 to April 1997, he was Chief Executive Officer of Pacific Bell Internet.

Alan B. Levine, 57
DIRECTOR, AUDIT COMMITTEE MEMBER

Mr. Levine was elected as a director of cMeRun on September 20, 2000. He has served as Vice President, Chief Financial Officer and Treasurer of Marathon Technologies Corporation, a software corporation, since 1998. He was a partner with the professional services firm of Ernst & Young LLP from 1986 to 1998. He serves on the Board of Directors of eCENT Technology, Inc.

James S. Lovie, 48
DIRECTOR, CHIEF EXECUTIVE OFFICER AND PRESIDENT

Mr. Lovie became the Chief Executive Officer and a director of cMeRun in January 2000, and assumed the additional duties of President in November, 2000. From October 1998 to January 2000, Mr. Lovie was the President and Chief Executive Officer of Bell Distribution Inc., a Canadian-based integrated services telecommunications retail organization. From June 1995 to October 1998, Mr. Lovie was Senior Vice-President B Sales, Marketing and Distribution for Bell Mobility and Vice President, Western Region with Bell Mobility.

Colin B. Curwen, 30
VICE PRESIDENT AND CHIEF TECHNOLOGY OFFICER

Mr. Curwen was one of the founders of cMeRun Corp., and became its Chief Technology Officer in October, 2000. From November, 1999 to October, 2000 he was cMeRun's Vice President - Product Development. From July, 1998 to November, 1999, Mr. Curwen served as Director of Sales and Director of Channel Sales for FutureLink Corp., a business application service provider. From July, 1997 to June, 1998, Mr. Curwen was the Southern Alberta Education Sales Director for WestWorld Computers Ltd. From October 1995 to December 1996, he was the owner/operator of Sandusky's, a Canadian restaurant.

Gerald J. McGovern, 44
VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER

Mr. McGovern joined cMeRun as its Vice President, Chief Financial Officer and Treasurer in May, 2000. From 1997 though 1999, he acted as a private financial consultant, and served as senior financial executive in special situations for various client companies. From 1994 through 1996, Mr. McGovern was Chief Financial Officer for International Health Specialists. Prior to that, Mr. McGovern was employed by Ernst & Young for twelve years.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company in fiscal year 2000 as well as certain other compensation paid, awarded or accrued for the year to the Company's Chief Executive Officer and the other four highest paid executives during the period.

                                   ANNUAL COMPENSATION                       AWARDS            LONG-TERM COMPENSATION PAY-OUTS

                                                                                            SECURITIES
                                                               OTHER                        UNDERLYING                  ALL OTHER
                                                BONUS         ANNUAL        RESTRICTED        OPTIONS/         LTIP     COMPENSATION
NAME AND PRINCIPAL POSITION     SALARY           (1)       COMPENSATION    STOCK AWARDS       SARS         PAY-OUTS        (2)
---------------------------     ------          -----      ------------    ------------     ----------     ---------    -----------
James S. Lovie
Chief Executive Officer       $171,475.89    $ 55,552.00                                      450,000                   $5,671.88
David Myers
President & Chief
Operating Officer             $137,180.62    $ 30,000.00                                      210,000                   $1,125.00

(1) Mr. Lovie received a $250,000 interest free loan in connection with his employment which is forgivable over a three year period. Through 9/30/2000, $55,552 had been forgiven. Mr. Myers received a bonus in connection with his employment offer.

(2) "All Other Compensation" includes Company contributions to 401(k) plan and Company vehicle.

Option/SAR Grants in Fiscal 2000

                                 NUMBER OF        PERCENT OF TOTAL
                                 SECURITIES         OPTIONS/SARS
                                 UNDERLYING          GRANTED TO           EXERCISE OR
                                OPTIONS/SARS        EMPLOYEES IN           BASE PRICE            EXPIRATION
            NAME                GRANTED (#)         FISCAL YEAR            PER SHARE                DATE
            ----                -----------         -----------            ---------                ----
James S. Lovie                       50,000               2.41%                $1.00            10 years from grant date
James S. Lovie                      400,000              19.24%                $5.00            10 years from grant date
David Myers                         210,000              10.10%                $5.00            10 years from grant date

Aggregated Option/SAR Exercises in Fiscal 2000 and Year-End Option/SAR Values

                                                                           NUMBER OF              VALUE OF
                                                                          UNEXERCISED           UNEXERCISED
                                                                        OPTIONS/SARS AT         IN-THE-MONEY
                                                                           9/30/2000          OPTIONS/SARS AT
                                   SHARES                                                        9/30/2000
                                ACQUIRED ON            VALUE            EXERCISABLE (1)       EXERCISABLE (1)
            NAME                EXERCISE (#)          REALIZED         UNEXERCISABLE (2)     UNEXERCISABLE (2)
            ----                ------------          --------         -----------------     -----------------
James S. Lovie                            0                 0               12,500 (1)             $75,000 (1)
                                                                           437,500 (2)                   0 (2)
David Myers                               0                 0                    0 (1)                   0 (1)
                                                                           210,000 (2)                   0 (2)

Employment Agreements

Mr. Lovie, the Chief Executive Office and a Director of the Company entered into an Employee Agreement with the Company on January 3, 2000. The Agreement provides for a base salary of $250,000 per annum. The Agreement also provides a loan in the amount of $250,000 to be repaid in full in the event that Mr. Lovie is dismissed with cause or resigns with the first year of employment. On the day following the first three anniversary dates of this Agreement, $83,333.33 of the loan is to be forgiven provided that Mr. Lovie has not been dismissed with cause or has not resigned prior to the completion of the first year of employment. In addition, Mr. Lovie was granted option to purchase 50,000 common shares of the Company's stock at $1.00 per share and options to purchase 350,000 common shares of the Company's stock at $5.00 per share. One-third of the options vest annually beginning December 1, 2000. In the event of a termination of employment, voluntarily or involuntarily, any vested options are note affected; however, any unvested options terminate. In the case of a successful takeover bid for the Company resulting in a change of control, all remaining options vest immediately. In the event of a dismissal without cause, the Company is required to pay Mr. Lovie a severance payment of one year base compensation.

Mr. Myers, the former President and Chief Operating Officer of the Company entered into an Employment Agreement with the Company on January 13, 2000. The Agreement provides for a base salary of $200,000 per annum. The Agreement also provides for a singing bonus in the amount of $30,000. In addition, Mr. Myers was granted option to purchase 210,000 common shares of the Company's stock at $5.00 per share. One-third of the options vest annually beginning December 1, 2000. In the event of a termination of employment, voluntarily or involuntarily, any vested option are not effected; however, any unvested options terminate. If Mr. Myers is terminated without cause, all options not yet vested for the 12-month period after which the termination occurs become immediately vested. In the case of a successful takeover bid for the Company, resulting in a change of control, all remaining options vest immediately. In the event of a dismissal without cause, the Company is required to pay Mr. Myers a severance payment of one year base compensation.

Mr. Myers' employment with the Company was terminated on November 27, 2000. In connection with a Settlement Agreement entered into on December 7, 2000 between Mr. Myers and the Company, among other things, Mr. Myers was granted a severance of $130,000 and 140,000 of the options he was previously granted under his employment agreement.

Directors of the Company were awarded 50,000 options at $5.00 or fair market value, which vest over a three year period. Mr. Dittrick received 100,000 options as Chairman of the Board. Mr. Chell did not receive any options in his capacity as a Director of the Company. In addition Mr. Killoran, who terminated his directorship in January, 2001, received $100,000 in a noncompete agreement. The Company reimburses its Directors for reasonable costs incurred for attendance at meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of the holders of five percent of any class of cMeRun's voting securities.

                                                     AMOUNT AND
                                                     NATURE OF
                        NAME AND ADDRESS OF          BENEFICIAL                PERCENT
TITLE OF CLASS          BENEFICIAL OWNER             OWNERSHIP                OF CLASS
--------------          -------------------          ----------               --------

Series A            Hammock Group Ltd.               2,000,000                  100%
Convertible         c/o Voyageur                     shares, held
Preferred           Financial Services               directly(1)(2)
                    129 Front Street,
                    Penthouse
                    Hamilton, Bermuda

Series B            V C Advantage                    2,166,667                 76.5%
Convertible         Limited Partnership              shares, held
Preferred           c/o Thomson Kernaghan            directly(1)(3)
                    & Co. Limited
                    365 Bay Street, 10th Floor
                    Toronto, Ontario M5H 2V2

Series B            Southshore Capital               166,666                    5.9%
Convertible         Fund Ltd.                        shares, held
Preferred           c/o CITCO Fund                   directly(1)(3)
                    Services
                    P.O. Box 13136
                    Shirley and
                    Charlotte Streets
                    Nassau, Bahamas

Common              Cameron Chell                    1,001,000                 33.4%
Stock               Chell.com
                    114,1215-13 St. S.E.
                    Calgary, AB T2G 3J4

(1) The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are convertible into common stock on a one-for-one basis.

(2) The Series A Convertible Preferred Stockholders also hold warrants to purchase 1,000,000 shares of the Company's common stock at a price of $1.00 per share.

(3) The Series B Convertible Preferred Stockholders also held warrants to purchase 1,400,000 shares of the Company's common stock at a price of $2.50 per share.

The following table sets forth the number of shares of cMeRun Common Stock beneficially owned as of December 1, 2000 by each of the directors and executive officers of cMeRun, and the directors and executive officers as a group. With the exception of the holdings of Mr. Chell, who holds 33.4% of the outstanding cMeRun Common Stock, none of the individual or collective holdings listed below exceeds 1% of the outstanding cMeRun Common Stock. Except as indicated below, all of the shares listed are held by the persons named with both sole voting power and sole investment power. No member of the group is the beneficial owner of cMeRun's Cumulative Preferred Stock.

                                    NUMBER OF SHARES
                                    OF CMERUN COMMON
                                    STOCK BENEFICIALLY                 PERCENT
NAME OF BENEFICIAL OWNER            OWNED                              OF CLASS
------------------------            ------------------                 --------
Cameron B. Chell                    1,407,667(1)                       41.31%
Theodora S. Convisser                    0                                --
Chad K. Corneil                          0                                --
Colin B. Curwen                        50,000(2)                        1.64%
Douglas H. Dittrick                      0                                --
Gordon A. Elliott                       2,500                            .08%
David C. Hayden                          0                                --
Richard A. Hronicek                     1,000                            .03%
Paula M. Hunter                        41,667(2)                        1.37%
Frank J. Killoran                        0                                --
Alan B. Levine                           0                                --
James S. Lovie                        145,832(2)                        4.63%
Gerald J. McGovern                     33,333(2)                        1.10%
Warren S. Talbot                       50,000(2)                        1.64%
All directors and officers
   as a group (comprising the
   14 persons listed above)         1,731,999                          46.45%


(1) Includes options to purchase 406,667 shares which are exercisable as of December 1, 2000.

(2) Beneficial ownership represents options to purchase stock which are exercisable as of December 1, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From the date of incorporation through the sale of its convertible preferred stock, the working capital requirements of the Company were financed principally by Chell.com Inc., a Calgary, Alberta based incubator of internet related companies. The Chairman of Chell.com was the Chairman, and is now the Vice Chairman, of the Company's Board of Directors. Since the commencement of fiscal 2001, Chell.com has advanced approximately $1,654,000 to the Company.

On November 15, 1999, Chell.com Inc. and the Company entered into a consulting agreement whereby Chell.com Inc. would supply certain services in the areas of corporate strategy, human resources, corporate finance, communications and hiring outside consultants to the Company for a one-year period. The fee for this service was $720,000 per annum payable in advance.

The Series B Stock was sold to an entity in which the Vice Chairman, a principal shareholder of the Company, has an ownership interest.

On September 18, 2000, CALP II Limited Partnership, a Bermuda limited partnership ("CALP") and the holder of 50,000 shares of the Company's Series B Preferred Stock, advanced the Company $1,000,000. The note provided for an initial fee of 10,000 restricted shares of the Company's common stock, and for an additional payment of 1,000 restricted common shares for each $100,000 or portion thereof of unpaid principal for each 30 days or portion thereof after November 15, 2000 that any principal of the note remains unpaid. As of the date hereof, the Company has issued 30,000 restricted shares of common stock pursuant to the terms of the note. The CALP note was filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and is incorporated herein by reference.

On November 6, 2000, Douglas H. Dittrick, the Company's Chairman of the Board, advanced the Company $200,000 to be repaid on or before November 6, 2001. The note provides for the payment of interest at the rate of 9.5% to be applied to the remaining unpaid principal on a quarterly basis on each of February 6, 2001, May 6, 2001, August 6, 2001 and November 6, 2001. On or after February 6, 2001, the holder of the note may elect to convert the principal amount of the loan plus any interest then unpaid into shares of the Company's common stock at the price of $3.00 for (i) one share of common stock and (ii) a warrant to purchase one-half of a share of common stock. Prior to February 6, 2001, the Company may at its sole discretion, pay the holder the remaining unpaid balance of the note, plus all interest accrued and unpaid, plus 10% of the sum of the unpaid principal and interest in lieu of providing any equities to the holder. Mr. Dittrick owns no stock in the Company. The Dittrick note was filed with the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, and is incorporated herein by reference.

During the period November 16, 2000 through December 28, 2000, Cameron Chell, the Company's Vice Chairman of the Board, advanced the Company a total of $830,000, to fund continuing operations. Terms have not been finalized, but the Company anticipates that they will be similar to those relating to Mr. Dittrick's advance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

See the attached exhibit list following the Company's signature for a list of exhibits filed herewith.

(b) Reports on Form 8-K

      DATE FILED          ITEMS REPORTED
      ----------          --------------
      12/22/2000          Regulation FD Disclosure

      10/18/2000          Changes in Registrant's Certifying Accountant

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CMERUN CORP.

Dated: January 16, 2001                         By: /s/ Gerald J. McGovern
                                              ---------------------------------
                                                      Gerald J. McGovern
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

January 16, 2001   /s/ Douglas H. Dittrick
                 ---------------------------------------------------------
                 Douglas H. Dittrick
                 Chairman of the Board

January 16, 2001   /s/ Cameron B. Chell
                 ---------------------------------------------------------
                 Cameron B. Chell
                 Vice Chairman of the Board

January 16, 2001   /s/ Chad K. Corneil
                 ---------------------------------------------------------
                 Chad K. Corneil
                 Director

January 16, 2001   /s/ Gordon A. Elliott
                 ---------------------------------------------------------
                 Gordon A. Elliott
                 Director

January 16, 2001   /s/ Alan B. LeVine
                 ---------------------------------------------------------
                 Alan B. Levine
                 Director

January 16, 2001   /s/ James S. Lovie
                 ---------------------------------------------------------
                 James S. Lovie
                 Director, Chief Executive Officer

January 16, 2001   /s/ Gerald J. McGovern
                 ---------------------------------------------------------
                 Gerald J. McGovern
                 Chief Financial Officer and
                 Principal Accounting Officer

January 16, 2001
                 ---------------------------------------------------------
                 Richard A. Hronicek
                 Director

January 16, 2001
                 ---------------------------------------------------------
                 David C. Hayden
                 Director

                               EXHIBIT INDEX

Exhibit No.       Description
-------------------------------------------------------------------------------
2.1      The Plan and Agreement of Merger dated as of December 9, 1999 among cmerun, inc. and Fundae Acquisition Corporation (1)

2.2      Agreement and Plan of Merger dated as of January 31, 2000 among
         Fundae Acquisition Corporation, Fundae Merger Sub, Inc. and
         C Me Run Corp. (2)

2.3      The Acquisition Agreement dated as of December 2, 1999 among C Me
         Run Corp, C Me Run (Alberta) Ltd. and CMERUN Acquisition Corp. (2)

3(i).1   Articles of Incorporation filed March 16, 1995(3)

3(i).2   Articles of Amendment filed January 20, 1999 (3).

3(i).3   Articles of Amendment to Articles of  Incorporation  filed
         December 2, 1999 (2)

3(ii).1  By-laws (3).

4.1      Corrected Certificate of Designation for Series A Convertible
         Preferred Stock (4)

4.2      Corrected Certificate of Designation for Series B Convertible
         Preferred Stock (4)

10.1     Warrant Agreement with Hammock (4)

10.2     Warrant Agreement with VCALP (4)

10.3     Warrant Agreement with Thomson Kernaghan & Co. Limited ("TKCL") (4)

10.4 Form of Registration Rights Agreement executed by Hammock, VCALP and TKCL (4)

10.5     Letter Agreement dated January 28, 2000 with VCALP (4)

10.6     Consulting Agreement with Chell.com Inc. (4)

10.7     Office lease with One Cabot Road Investors, LLC (4)

10.8     Advertising Agency Agreement with Interactive Business Channel (4)

10.9     Amendment to Advertising Agency Agreement (4)

10.10    Letter Consulting Agreement with SmallCaps Online Group LLC (4)

10.11    Master Agreement to Lease Equipment dated March 30, 2000 by and between
         Cisco Systems Capital Corporation and cMeRun Corp. (5)

10.12    Citrix iBusiness Application Service Provider Agreement by and between
         Citrix Systems, Inc. and cMeRun Corp. (5)

10.13    Eggrock eco-Share Agreement dated March 7, 2000 by and between Eggrock
         Partners, Inc. and cMeRun Corp. (5)

10.14    Master Services Agreement dated December 17, 1999 by and between Exodus
         Communications, Inc. and cMeRun Corp. (5)

10.15    Employment Agreement made as of January 3, 2000 with James S. Lovie (5)

10.16    Employment Agreement made as of February 21, 2000 with Paula M. Hunter (5)


10.17    Employment Agreement made as of December 1, 1999 with Colin Curwen (5)

10.18    Employment Agreement made as of November 12, 2000 with Warren Talbot (5)

10.21    Promissory Note dated September 18, 2000 from cMeRun Corp. to CALP II
         Limited Partnership (6)

10.22 Application Service Provider Agreement dated May 18, 2000 by and between Corel Corporation and cMeRun Corp. (6)

10.23    ASP Services Agreement dated October 12, 2000 by and between Cyber
         Beach Communications Corp. (6)

10.24    Promissory Note dated November 6, 2000 from cMeRun Corp. to Douglas H.
         Dittrick (6)

10.25    ASP License Agreement dated October 10, 2000 by and between Individual
         Software Inc. and cMeRun Corp. (6)

10.26 Microsoft Application Services Agreement dated May 9, 2000 by and between MSLI, GP and cMeRun Corp. (6)

10.27    Letter Agreement dated August 10, 2000 by and between Niehaus Ryan
         Wong, Inc. and cMeRun Corp. (6)

10.28    License Agreement dated November 15, 2000 by and between Simon &
         Schuster, Inc. and cMeRun Corp. (6)

10.29    Master Lease Agreement dated April 19, 2000 by and between Steelcase
         Financial Services Inc. and cMeRun Corp. (6)

10.30    Master Services Agreement dated May 19, 2000 by and between
         StorageNetworks, Inc. and cMeRun Corp. (6)

10.31    ASP License Agreement dated September 1, 2000 by and between Winstruct
         Inc. and cMeRun Corp. (6)

10.32    ASP License Agreement dated September 29, 2000 by and between Zane
         Publishing, Inc. and cMeRun Corp. (6)

10.33    Employment Agreement made as of May 1, 2000 with Gerald J. McGovern (6)

10.34    cMeRun Corp. 2000 Equity Incentive Plan (6)

10.35    Option Grant Form of Agreement for Directors (6)

10.36    Option Grant Form of Agreement for Officers (6)

10.37    Option Grant Form of Agreement for Employees (6)

10.38    Proposal dated March 17, 2000 by and between Cisco Systems Capital
         Corporation and cMeRun Corp. (6)

10.39    Master Lease Agreement dated July 6, 2000 by and between Cicso
         Systems Capital Corporation and cMeRun Corp. (6)

10.40    Agreement between Douglas H. Dittrick and cMeRun Corp. dated October 11,
         2000 (7)

10.41    Form of Amending Agreement, dated December 1, 2000 (7)

10.42    Form of Directorship Agreement (7)

10.43    Frank Killoran Non-Competition Agreement (7)

(1) Incorporated herein by reference from the Company's definitive information statement 14c filed on December 28, 1999.

(2) Incorporated herein by reference from the Company's quarterly report on Form 10-QSB filed on February 11, 2000

(3) Incorporated herein by reference from the Company's Registration Statement on Form 10-SB

(4) Incorporated herein by reference from the Company's Quarterly report on Form 10- QSB filed on June 6, 2000

(5) Incorporated herein by reference to the Company's amended quarterly report on Form 10-QSB/A filed on December 6, 2000

(6) Incorporated herein by reference to the Company's quarterly report on Form 10-QSB filed on December 6, 2000

(7) Filed herein